Form 10-Q
period 2021-06-30
L&F Acquisition Corp.
filed 2021-08-13
CIK 1823575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 13, 2021, there were 17,250,000 Class A ordinary shares, $0.0001 par value and 4,312,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

L&F ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

L&F ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021 (unaudited)	December 31, 2020
ASSETS
Current assets
Cash	$1,292,004	$1,478,928
Prepaid expenses	183,980	295,658
Total Current Assets	1,475,984	1,774,586

Marketable investments held in Trust Account	175,104,077	175,089,531
TOTAL ASSETS	$176,580,061	176,864,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$277,060	126,944
Accrued offering costs	350,000	350,000
Total Current Liabilities	627,060	476,944

Deferred underwriting fee payable	6,037,500	6,037,500
Warrant Liability	19,697,698	28,062,924
Total Liabilities	26,362,258	34,577,368

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 14,307,172 and 13,525,788 shares at $10.15 per share at June 30, 2021 and December 31, 2020, respectively	145,217,796	137,286,748

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,942,828 and 3,724,212 shares issued and outstanding (excluding 14,307,172 and 13,525,788 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	294	372
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding at June 30, 2021 and December 31, 2020	431	431
Additional paid-in capital	4,866,988	12,797,958
Retained earnings (Accumulated deficit)	132,294	(7,798,760)
Total Shareholders’ Equity	5,000,007	5,000,001
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$176,580,061	176,864,117

The accompanying notes are an integral part of these unaudited condensed financial statements.

L&F ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2021	Six months ended June 30, 2021
General and administrative expenses	$201,223	$448,718
Loss from operations	(201,223)	(448,718)

Other expense:
Change in fair value of warrant liabilities	(2,460,419)	8,365,226
Interest earned on marketable investments held in Trust Account	6,354	14,546

Net (Loss) income	$(2,655,288)	$7,931,054

Weighted average shares outstanding of Class A redeemable ordinary shares	17,250,000	17,250,000
Basic and diluted net (loss) income per ordinary share, Class A redeemable ordinary shares	$—	$—

Weighted average shares outstanding of Class B non-redeemable ordinary shares	4,312,500	4,312,500
Basic and diluted net (loss) income per ordinary share, Class B non-redeemable ordinary shares	$(0.62)	$1.84

The accompanying notes are an integral part of these unaudited condensed financial statements.

L&F ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
 THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Retained Earnings/	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balance — January 1, 2021	3,724,212	$372	4,312,500	$431	$12,797,958	$(7,798,760)	$5,000,001

Change in valuation of Class A Ordinary shares subject to possible redemption	(1,042,989)	(104)	—	—	(10,586,234)	—	(10,586,338)

Net income	—	—	—	—	—	10,586,342	10,586,342

Balance — March 31, 2021 (unaudited)	2,681,223	268	4,312,500	431	2,221,724	2,787,582	5,000,005

Change in valuation of Class A Ordinary shares subject to possible redemption	261,605	26	—	—	2,655,254	—	2,655,290

Net loss	—	—	—	—	—	(2,655,288)	(2,655,288)

Balance — June 30, 2021 (unaudited)	2,942,828	$294	4,312,500	$431	$4,866,988	$132,294	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

L&F ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$7,931,054
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrants	(8,365,226)
Interest earned on marketable investments held in Trust Account	(14,546)
Changes in operating assets and liabilities:
Prepaid expenses	111,678
Accrued expenses	150,116
Net cash used in operating activities	(186,924)

Net Change in Cash	(186,924)
Cash – Beginning	1,478,928
Cash – Ending	$1,292,004

Non-Cash Investing and Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$7,931,048

The accompanying notes are an integral part of these unaudited condensed financial statements.

L&F ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)
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

As of June 30, 2021, the Company had not commenced any operations. All activity from the period August 20, 2020 (inception) through June 30, 2021 relates to the Company’s identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on November 18, 2020. On November 23, 2020, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A ordinary shares and 7,500,000 warrants included in the Units sold, the “Public Shares” and the “Public Warrants,” respectively) at $10.00 per Unit, generating gross proceeds of $150,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated private placements of an aggregate of 6,859,505 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) to JAR Sponsor, LLC (the “Sponsor”) and Jefferies LLC at a price of $1.00 per Private Placement Warrant and approximately $1.21 per Private Placement Warrant, respectively, generating gross proceeds of approximately $7,250,002, which are described in Note 4.

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

Following the closing of the Initial Public Offering on November 23, 2020 and the fully exercise of the underwriter’s over-allotment on November 25, 2020, an amount of approximately $175,087,500 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

L&F ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.15 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Public Warrants.

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

The Company will have until November 23, 2022 to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Public Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

L&F ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)
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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $1,292,004 in its operating bank accounts and working capital of approximately $848,924.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on November 23, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, as filed with the SEC on May 28, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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

L&F ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)
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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

L&F ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash and cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Investments Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in a money market fund that only holds U.S. Treasury Securities.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounting to $9,243,241 were charged to stockholders’ equity and offering costs amounting to $807,424 were charged to the statement of operations upon the completion of the Initial Public Offering (see Note 1).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 14,307,172 and, 13,525,788 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet, respectively.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income Per Ordinary Share

Net (loss) income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the Public Warrants and private placement to purchase an aggregate of 16,213,430 shares in the calculation of diluted (loss) income per ordinary share, since the average market price of the Company’s Class A ordinary shares for the three and six months ended June 30, 2021 was below the Warrants’ $11.50 exercise price. As a result, diluted (loss) income per ordinary share is the same basic net (loss) income per ordinary share for the period presented.

The Company’s statement of operations includes a presentation of (loss) income ordinary per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of (loss) income per ordinary share. Net (loss) income per ordinary share, basic and diluted, for Class A Ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable investments held by the Trust Account, net of applicable franchise and income taxes by the weighted average number of Class A Ordinary shares subject to possible redemption outstanding since original issuance.

Net (loss) income per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net (loss) income, adjusted for income or loss on marketable investments attributable to Class A Ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares includes Founder Shares and non-redeemable ordinary shares as these shares do not have any redemption features.  Non-redeemable ordinary shares participate in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

L&F ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Class A Ordinary Shares
Numerator: Earnings allocable to Class A Ordinary Shares
Interest Income	$6,354	$14,546
Less: Income and Franchise Tax available to be withdrawn from the Trust Account	—	—
Redeemable Net Earnings	$6,354	$14,546
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	17,250,000	17,250,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income (Loss) minus Net Redeemable Net Earnings
Net (Loss) Income	$(2,655,288)	$7,931,054
Redeemable Net Earnings	(6,354)	(14,546)
Non-Redeemable Net (Loss) Income	$(2,661,642)	$7,916,508
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	4,312,500	4,312,500
(Loss) Income Basic and Diluted Class B Ordinary Shares	$(0.62)	$1.84

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed balance sheet, primarily due to their short-term nature, other than warrant liabilities (see note 8).

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

L&F ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)
Warrant Liability

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

L&F ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)
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

Administrative Support Agreement

Commencing on November 18, 2020, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000, respectively in fees related to these services. As of June 30, 2021 and December 31, 2020, $30,000 and $10,000 is reflected as an accrued expense as of June 30, 2021 and December 31, 2020, respectively.

L&F ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)
Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

Registration and Shareholders Rights

Pursuant to a registration and shareholders rights agreement entered into on November 23, 2020, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will have registration rights to require the Company to register a sale of any of securities held by them. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to completion of a Business Combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $6,037,500 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7 — SHAREHOLDER’S EQUITY

Preference Shares  — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares  — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 2,942,828 and 3,724,212 Class A ordinary shares issued and outstanding, excluding 14,307,172 and 13,525,788 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares  — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 4,312,500 Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

L&F ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)
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

NOTE 8 — WARRANTS

At June 30, 2021 and December 31, 2020, there were 8,625,000 Public Warrants and 7,588,430 Private Placement Warrants, respectively outstanding. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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

L&F ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)
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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers, Jefferies LLC or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers, Jefferies LLC or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Further, in accordance with FINRA Rule 5110(g)(8)(A), the Private Placement Warrants purchased by Jefferies LLC will not be exercisable for more than five years from the effective date of the registration statement filed in connection with the Company’s Initial Public Offering for so long as they are held by the Jefferies LLC.

L&F ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)
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

Level: 1
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level: 2
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level: 3	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $175,104,077 and $175,089,531, respectively in a money market fund which is invested in U.S. Treasury Securities. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level as of June 30, 2021	June 30, 2021	December 31, 2020
Assets:
Marketable investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$175,104,077	$175,089,531
Liabilities:
Warrant liability – Public Warrants	1	7,157,888	14,403,750
Warrant liability – Private Placement Warrants	3	12,539,810	13,659,174

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $5,778,750.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Fair value as of January 1, 2021	$28,062,924
Change in fair value	(10,825,645)
Transfer of Public warrants to level 1	(5,778,750)
Fair value as of March 31, 2021	11,458,529
Change in fair value	1,081,281
Fair value as of June 30, 2021	$12,539,810

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date.

L&F ACQUISITION CORP. NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)
The key inputs into the Black-Scholes-Merton model for the Private Placement Warrants were as follows:

Input	June 30, 2021	December 31, 2020
Risk-free interest rate	0.87%	0.56%
Trading days per year	252	252
Volatility	23.0%	28.0%
Exercise price	$11.50	$11.50
Stock Price	$9.98	$9.54

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable investments held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had net loss of $2,655,288, which consisted of operating expenses of $201,223 and change in fair value of warrant liabilities of $2,460,419, offset by interest earned on marketable securities held in the Trust Account of $6,354.

For the six months ended June 30, 2021, we had net income of $7,931,054, which consisted of operating expenses of $448,718, offset by interest earned on marketable securities held in the Trust Account of $14,456 and change in fair value of warrant liabilities of $8,365,226.

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

For the six months ended June 30, 2021, net cash used in operating activities was $186,924. Net income of $7,931,054 was affected by changes in the fair value of warrants of $8,365,226, interest earned on marketable investments of $14,546, and changes in operating assets and liabilities of $261,794.

At June 30, 2021, we had cash and marketable investments held in the trust account of $175,104,077. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2021, we had cash of $1,292,004 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

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

Net (Loss) Income per Ordinary Share

We apply the two-class method in calculating earnings per share. Net (loss) income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A ordinary shares outstanding for the period. Net (loss) income per ordinary share, basic and diluted for and  Class B ordinary shares is calculated by dividing net loss less income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of shares of Class B ordinary shares outstanding for the period presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ending June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on May 28, 2021) (the "Restatement"). In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements had not yet been identified. However, management did implement changes in internal control over financial reporting during second quarter of 2021 designed to remediate a material weakness solely related to the presentation of the Company's warrants as equity instead of liability. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include increasing communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on form 10-K/A filed with the SEC on May 28, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

L&F ACQUISITION CORP.

Date: August 13, 2021		/s/ Adam Gerchen
	Name:	Adam Gerchen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021		/s/ Tom Gazdziak
	Name:	Tom Gazdziak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)