Form 10-Q
period 2021-09-30
L&F Acquisition Corp.
filed 2021-11-12
CIK 1823575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 12, 2021, there were 17,250,000 Class A ordinary shares, $0.0001 par value and 4,312,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

L&F ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from August 20, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statement of Changes in Shareholder’s Equity for the three and nine months ended September 30, 2021 and for the period from August 20, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2021 and for the period from August 20, 2020 (inception) through September 30, 2020	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES		25

L&F ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,232,020	$1,478,928
Prepaid expenses	77,885	295,658
Total Current Assets	1,309,905	1,774,586

Marketable investments held in Trust Account	175,106,330	175,089,531
TOTAL ASSETS	$176,416,235	176,864,117

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$925,178	126,944
Accrued offering costs	350,000	350,000
Total Current Liabilities	1,275,178	476,944

Deferred underwriting fee payable	6,037,500	6,037,500
Warrant Liability	17,227,857	28,062,924
Total Liabilities	24,540,535	34,577,368

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 17,250,000 shares at $10.15 per share at September 30, 2021 and December 31, 2020	175,087,500	175,087,500

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding at September 30, 2021 and December 31, 2020	431	431
Additional paid-in capital	—	—
Accumulated deficit	(23,212,231)	(32,801,182)
Total Shareholders’ Deficit	(23,211,800)	(32,800,751)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$176,416,235	176,864,117

The accompanying notes are an integral part of these unaudited condensed financial statements.

L&F ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from August 20, 2020 (Inception) through September 30,
	2021	2021	2020

General and administrative expenses	$814,197	$1,262,915	$5,000
Loss from operations	(814,197)	(1,262,915)	(5,000)

Other income (loss):
Change in fair value of warrant liabilities	2,469,841	10,835,067	—
Interest earned on marketable investments held in Trust Account	2,253	16,799	—
Total other income (loss), net	2,472,094	10,851,866	—

Net income (loss)	$1,657,897	$9,588,951	$(5,000)

Weighted average shares outstanding of Class A ordinary shares	17,250,000	17,250,000	—
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.08	$0.44	$—

Weighted average shares outstanding of Class B ordinary shares	4,312,500	4,312,500	3,750,000
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.08	$0.44	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

L&F ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT
(REVISED)
 (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Ordinary Shares		Additional Paid in	Retained Earnings/	Total Shareholders’
	Shares	Amount	Capital	(Accumulated Deficit)	Deficit
Balance — January 1, 2021	4,312,500	$431	$—	$(32,801,182)	$(32,800,751)

Net income	—	—	—	10,586,342	10,586,342

Balance — March 31, 2021 (unaudited)	4,312,500	431	—	(22,214,840)	(22,214,409)

Net loss	—	—	—	(2,655,288)	(2,655,288)

Balance — June 30, 2021 (unaudited)	4,312,500	431	—	(24,870,128)	(24,869,697)

Net income	—	—	—	1,657,897	1,657,897

Balance — September 30, 2021 (unaudited)	4,312,500	$431	$—	$(23,212,231)	$(23,211,800)

FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION)THROUGH SEPTEMBER 30, 2020

	Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – August 20, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	(5,000)	(5,000)
Balance – September 30, 2020	4,312,500	$431	$24,569	$(5,000)	$20,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

L&F ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,	For the Period from August 20, 2020 (Inception) through September 30
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$9,588,951	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrants	(10,835,067)	—
Interest earned on marketable investments held in Trust Account	(16,799)	—
Formation cost paid by Sponsor in exchange for issuance of founder shares	—	5,000
Changes in operating assets and liabilities:
Prepaid expenses	217,773	—
Accrued expenses	798,234	—
Net cash used in operating activities	(246,908)	—

Net Change in Cash	(246,908)	—
Cash – Beginning	1,478,928	—
Cash – Ending	$1,232,020	$—

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$62,450
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000
Offering costs paid through promissory note	$—	$4,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

L&F ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

As of September 30, 2021, the Company had not commenced any operations. All activity from the period August 20, 2020 (inception) through September 30, 2021 relates to the Company’s identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on November 18, 2020. On November 23, 2020, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A ordinary shares and 7,500,000 warrants included in the Units sold, the “Public Shares” and the “Public Warrants,” respectively) at $10.00 per Unit, generating gross proceeds of $150,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated private placements of an aggregate of 6,859,505 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”) to JAR Sponsor, LLC (the “Sponsor”) and Jefferies LLC at a price of $1.00 per Private Placement Warrant and approximately $1.21 per Private Placement Warrant, respectively, generating gross proceeds of approximately $7,250,002, which are described in Note 5.

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

L&F ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.15 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Public Warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Company will have until May 23, 2022 to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Public Warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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
SEPTEMBER 30, 2021
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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $1,232,020 in its operating bank accounts and working capital of approximately $34,727.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on November 23, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

The impact of the revision to the unaudited condensed balance sheet as of March 31, 2021 and June 30, 2021, is a reclassification of $27,214,414 and $29,869,704 from total stockholders’ equity to Class A common stock subject to possible redemption, respectively.

NOTE 2 — REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.  Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common shares pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of December 31, 2020 (audited)	As Previously Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption	$137,286,748	$37,800,752	$175,087,500
Class A ordinary shares	$372	$(372)	$—
Additional paid-in capital	$12,797,958	$(12,797,958)	$—
Accumulated deficit	$(7,798,760)	$(25,002,422)	$(32,801,182)
Total Shareholders’ Equity (Deficit)	$5,000,001	$(37,800,752)	$(32,800,751)

L&F ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, as filed with the SEC on May 28, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future periods.

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
SEPTEMBER 30, 2021
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

L&F ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash and cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Investments Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in a money market fund that only holds U.S. Treasury Securities.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary share issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $9,243,241 were charged to stockholders’ equity and offering costs amounting to $807,424 were charged to the statement of operations upon the completion of the Initial Public Offering (see Note 1).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 17,250,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$175,087,500
Less:
Proceeds allocated to Public Warrants	$(13,196,250)
Class A ordinary shares issuance costs	$(9,243,241)
Excess funds in trust from sale of Private Warrants	$(2,587,500)
Plus:
Accretion of carrying value to redemption value	$25,026,991
Class A ordinary shares subject to possible redemption	$175,087,500

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,213,430 Class A ordinary shares in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

L&F ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from August 20, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$1,326,318	$331,579	$7,671,161	$1,917,790	$—	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,312,500	17,250,000	4,312,500	—	3,750,000
Basic and diluted net loss per ordinary share	$0.08	$0.08	$0.44	$0.44	$—	$—

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed balance sheet, primarily due to their short-term nature, other than warrant liabilities (see note 9).

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
SEPTEMBER 30, 2021
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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company assessed both Public and Private Warrants and determined both met the criteria for liability treatment. The Company assessed both Public and Private Warrants and determined both met the criteria for liability treatment.

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

L&F ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 15,000,000 Units at a purchase price of $10.00 per Unit. In connection with the underwriter’s full exercise of the over-allotment option on November 25, 2020, the Company sold an additional 2,250,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 9).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $5,000,000 and Jefferies LLC purchased an aggregate of 1,859,505 Private Placement Warrants at a price of approximately $1.21 per Private Placement Warrant, for an aggregate purchase price of approximately $2,250,002. In connection with the underwriter’s full exercise of its over-allotment option, the Company also consummated the sale of an additional 728,925 Private Placement Warrants, 450,000 of which were sold to the Sponsor $1.00 per Private Placement Warrant and 278,925 of which were sold to Jefferies LLC at approximately $1.21 per Private Placement Warrant, respectively, generating total proceeds of $787,500. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. In accordance with FINRA Rule 5110(g)(8)(A), the Private Placement Warrants purchased by Jefferies LLC will not be exercisable for more than five years from the effective date of the registration statement filed in connection with the Company’s Initial Public Offering for so long as they are held by the Jefferies LLC.

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

Administrative Support Agreement

Commencing on November 18, 2020, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000, respectively in fees related to these services. As of September 30, 2021 and December 31, 2020, $80,000 and $10,000 is reflected as an accrued expense as of September 30, 2021 and December 31, 2020, respectively.

L&F ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

NOTE 8 — SHAREHOLDER’S EQUITY

Preference Shares  — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —  The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 30, 2021, there were 17,250,000 Class A ordinary shares issued and outstanding subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares  — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 4,312,500 Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

L&F ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

NOTE 9 — WARRANTS

At September 30, 2021 and December 31, 2020, there were 8,625,000 Public Warrants and 7,588,430 Private Placement Warrants, respectively outstanding. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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

The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement and a current prospectus relating thereto until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the ninetieth (60th) business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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
SEPTEMBER 30, 2021
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
SEPTEMBER 30, 2021
(Unaudited)
NOTE 10 — FAIR VALUE MEASUREMENTS

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

At September 30, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $175,106,330 and $175,089,531, respectively in a money market fund which is invested in U.S. Treasury Securities. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level as of September 30, 2021	September 30, 2021	December 31, 2020
Assets:
Marketable investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$175,106,330	$175,089,531
Liabilities:
Warrant liability – Public Warrants	1	5,131,875	—
Warrant liability – Public Warrants	3	—	14,403,750
Warrant liability – Private Placement Warrants	3	12,095,982	13,659,174

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $5,778,750.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Fair value as of January 1, 2021	$28,062,924
Change in fair value	(10,825,645)
Transfer of Public warrants to level 1	(5,778,750)
Fair value as of March 31, 2021	11,458,529
Change in fair value	1,081,281
Fair value as of June 30, 2021	12,539,810
Change in fair value	(443,828)
Fair value as of September 30, 2021	$12,095,982

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

L&F ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The key inputs into the Black-Scholes-Merton model for the Private Placement Warrants were as follows:

Input	September 30, 2021	December 31, 2020
Risk-free interest rate	0.98%	0.56%
Trading days per year	252	252
Volatility	22.0%	28.0%
Exercise price	$11.50	$11.50
Stock Price	$10.00	$9.54

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable investments held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended September 30, 2021, we had net income of $1,657,897, which consisted of change in fair value of warrant liabilities of $2,469,841 and interest earned on marketable securities held in the Trust Account of $2,253, offset by operating expenses of $814,197.

For the nine months ended September 30, 2021, we had net income of $9,588,951, which consisted of change in fair value of warrant liabilities of $10,835,067 and interest earned on marketable securities held in the Trust Account of $16,799, offset by operating expenses of $1,262,915.

For the period from August 20, 2020 (inception) through September 30, 2020, we had a net loss of $5,000, which consists of operating costs.

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

For the nine months ended September 30, 2021, net cash used in operating activities was $246,908. Net income of $9,588,951 was affected by changes in the fair value of warrants of $10,835,067, interest earned on marketable investments of $16,799, and changes in operating assets and liabilities of $1,016,007.

For the period from August 20, 2020 (inception) through September 30, 2020, net cash used in operating activities was $0. Net loss of $5,000 was affected by transaction costs related to the IPO of $5,000.

At September 30, 2021, we had cash and marketable investments held in the trust account of $175,106,330. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2021, we had cash of $1,232,020 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net (Loss) Income per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021

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

L&F ACQUISITION CORP.

Date: November 12, 2021		/s/ Adam Gerchen
	Name:	Adam Gerchen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021		/s/ Tom Gazdziak
	Name:	Tom Gazdziak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)