Form 10-Q/A
period 2021-09-30
L&F Acquisition Corp.
filed 2021-12-10
CIK 1823575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment no. 1)

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

As of December 8, 2021, there were 17,250,000 Class A ordinary shares, $0.0001 par value and 4,312,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

L&F ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	2

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from August 20, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Changes in Shareholder’s Equity for the three and nine months ended September 30, 2021 and for the period from August 20, 2020 (inception) through September 30, 2020	4

	Unaudited Condensed Statement of Cash Flows for the nine months ended September 30, 2021 and for the period from August 20, 2020 (inception) through September 30, 2020	5

	Notes to Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		27

EXPLANATORY NOTE

L&F Acquisition Corp. (the “Company,” “L&F,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Amended Form 10-Q”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).
Background of Restatement
All of the shares held by the Company’s public shareholders (the “Public Shares”) contain a redemption feature, which provides each holder of such shares with the opportunity to have their shares redeemed. Management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, in the Original Quarterly Report management noted a reclassification adjustment related to temporary equity and permanent equity as of September 30, 2021.
Following the filing of the Original Quarterly Report, the Company’s management, together with the Audit Committee, re-evaluated the materiality of the reclassification and whether the reclassification adjustment related to temporary equity and permanent equity should be restated as of the Initial Public Offering date and the next two subsequent reporting periods. Following such re-evaluation, the Company’s management, together with the Audit Committee determined that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 and June 30, 2021 should restated through the filing of this Amended Form 10-Q. The three months ended March 31, 2021 and June 30, 2021 have been restated in Note 2 of this Amended Form 10-Q, with the restatements resulting in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.
The financial information that has been previously filed or otherwise reported for the period ended September 30, 2021 is superseded by the information in this Amended Form 10-Q, and the financial statements and related financial information contained in the Original Quarterly Report, filed on November 12, 2021, including the quarterly reports for the periods ended March 31, 2021 and June 30, 2021, should no longer be relied upon. On December 3, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report, as well as the Form 10-Q for the period ended March 31, 2021 filed on May 28, 2021 and the Form 10-Q for the period ended June 30, 2021 filed on August 13, 2021.
Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form 10-Q.

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
(RESTATED)
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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should restate its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company restated this interpretation to include temporary equity in net tangible assets.  Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will present this restatement in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share calculation to allocate net income (loss) pro rata to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities, operating results or cash position and cash held in trust.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$147,873,086	$27,214,414	$175,087,500
Class A ordinary shares	$268	$(268)	$—
Additional paid-in capital	$2,211,724	$(2,211,724)	$—
Accumulated deficit	$2,787,582	$(25,002,422)	$(22,214,840)
Total shareholders’ equity (deficit)	$5,000,005	$(27,214,414)	$(22,214,409)
Number of shares subject to redemption	14,568,777	2,681,223	17,250,000

Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$145,217,796	$29,869,704	$175,087,500
Class A ordinary shares	$294	$(294)	$—
Additional paid-in capital	$4,866,988	$(4,866,988)	$—
Accumulated deficit	$132,294	$(25,002,422)	$(24,870,128)
Total shareholders’ equity (deficit)	$5,000,007	$(29,869,704)	$(24,869,697)
Number of shares subject to redemption	14,307,172	2,942,828	17,250,000

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) as of March 31, 2021 (unaudited)
Change in value of Class A ordinary shares subject to redemption	$(10,586,338)	$10,586,338	$—

Condensed Consolidated Statement of Changes in Shareholders’ Equity (Deficit) as of June 30, 2021 (unaudited)
Change in value of Class A ordinary shares subject to redemption	$(2,655,290)	$2,655,290	$—

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Change in value of Class A ordinary shares subject to possible redemption	$10,586,338	$(10,586,338)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Change in value of Class A ordinary shares subject to possible redemption	$7,931,048	$(7,931,048)	$—

Statement of Operations for the three months ended March 31, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	17,250,000	—	17,250,000
Basic and diluted net income per share, Class A ordinary shares	$—	$0.49	$0.49
Weighted average shares outstanding, Class B ordinary shares	4,312,500	—	4,312,500
Basic and diluted net loss per share, Class B ordinary shares	$2.45	$(1.96)	$0.49

Statement of Operations for the three months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	17,250,000	—	17,250,000
Basic and diluted net income per share, Class A ordinary shares	$—	$(0.12)	$(0.12)
Weighted average shares outstanding, Class B ordinary shares	4,312,500	—	4,312,500
Basic and diluted net loss per share, Class B ordinary shares	$(0.62)	$0.50	$(0.12)

Statement of Operations for the six months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	17,250,000	—	17,250,000
Basic and diluted net income per share, Class A ordinary shares	$—	$0.37	$0.37
Weighted average shares outstanding, Class B ordinary shares	4,312,500	—	4,312,500
Basic and diluted net loss per share, Class B ordinary shares	$1.84	$(1.47)	$0.37

L&F ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified misstatements made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary share.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amended Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

L&F ACQUISITION CORP.

Date: December 9, 2021		/s/ Adam Gerchen
	Name:	Adam Gerchen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 9, 2021		/s/ Tom Gazdziak
	Name:	Tom Gazdziak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)