Form 10-K
period 2021-12-31
L&F Acquisition Corp.
filed 2022-03-15
CIK 1823575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
The aggregate market value of the voting and non-voting shares held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately 222.9 million. Solely for purposes of this disclosure, ordinary shares held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of March 14, 17,250,000 Class A ordinary shares, par value $0.0001, and 4,312,500 Class B ordinary shares, par value $0.0001, were issued and outstanding.
Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

•	“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association of the Company, adopted and filed on November 18, 2020.

•	“we,” “us,” “company, ”“our company” and “LNFA” are to L&F Acquisition Corp., a Cayman Islands exempted company;

•	“Companies Law” are to the Companies Act (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

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

•	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

•	“sponsor” are to JAR Sponsor, LLC, a Delaware limited liability company;

•	“Jefferies” are to Jefferies LLC, the sole underwriter in our initial offering; and

•	“warrants” are to our public warrants and private placement warrants.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•
our ability to complete our initial business combination with ZeroFox, Inc. (“ZeroFox”) and ID Experts Holdings, Inc. (“IDX” and, together with ZeroFox, the “Target Companies”) or an alternative business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses if the Business Combination (as defined below) is not consummated;

•	the ability of our officers and directors to generate a number of potential business combination opportunities if the Business Combination is not consummated;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following our initial public offering.

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

We focused our efforts primarily on identifying businesses seeking to be a market leader inthe governance, risk, and compliance (“GRC”) and legal technology and software (collectively, “GRCL”) sectors. If the Business Combination (as defined below) is not consummated, we believe the GRCL universe is comprised of hundreds of alternative private companies attractive for today’s public market environment. Our sponsor combines seasoned executives that possess deep industry knowledge of GRCL businesses with the sourcing, underwriting, and execution capabilities of a global alternative asset manager. As a consequence, we believe our team is well-suited to identify and execute on opportunities that have the potential to generate attractive risk-adjusted returns for our shareholders.

On December 17, 2021 we entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among LNFA, L&F Acquisition Holdings, LLC, a Delaware limited liability company (“L&F Holdings”), ZF Merger Sub, Inc., a Delaware corporation (“ZF Merger Sub”), IDX Merger Sub, Inc., a Delaware corporation (“IDX Merger Sub”), IDX Forward Merger Sub, LLC, a Delaware limited liability company (“IDX Forward Merger Sub”), ZeroFox, and IDX. Consummation of the transactions contemplated by the Business Combination Agreement (the “Business Combination”) is subject to customary conditions of the respective parties, including the approval of the Business Combination by our shareholders in accordance with our amended and restated certificate of incorporation and the completion of a redemption offer whereby we will be providing our public shareholders with the opportunity to redeem their Class A ordinary shares for cash equal to their pro rata share of the aggregate amount on deposit in our trust account.

For the risks associated with the Business Combination and ZeroFox and IDX, see the Company’s preliminary registration statement on Form S-4, as amended from time to time (the “Form S-4”) containing information about the Business Combination, ZeroFox and IDX, as initially filed with the Securities and Exchange Commission on February 7, 2022.

The Business Combination Agreement and related agreements are further described in the Form 8-K/A, filed by us on December 20, 2021. For additional information regarding ZeroFox, IDX, the Business Combination Agreement and the transactions contemplated therein please see the Form S-4.

Other than as specifically discussed, this Report does not assume that the closing of the Business Combination will occur.

Our Team

Our team has extensive operating and investing experience across public and private markets with deep sector expertise in GRCL:

Jeffrey C. Hammes serves as the Chairman of the company and is on the board of directors. Mr. Hammes served as the Chairman of Kirkland & Ellis LLP and Kirkland & Ellis International LLP (collectively, “K&E”) from 2010 until retiring in 2019. During his tenure as Chairman of K&E, K&E revenues grew from $1.4 billion to more than $4.0 billion, and net income rose from less than $700 million to more than $2.2 billion according to The American Lawyer. Under Mr. Hammes’ leadership, in 2019, K&E ranked first in total revenue and aggregate net income among the world’s top large law firms according to Bloomberg. That growth came across a variety of verticals where K&E has built leading franchises, including private equity and M&A, restructuring and litigation, a breadth of expertise that affords valuable insight into various product categories as one of the largest consumers of the tech-enabled services offered by companies in our target universe. In addition, K&E currently services more than 400 private equity clients around the world and Mr. Hammes maintains relationships at the senior levels of many of those firms. Mr. Hammes received a B.B.A. in accounting from the University of Wisconsin-Madison and received a J.D. from Northwestern Pritzker School of Law. He is a member of the Illinois bar (inactive).

Adam Gerchen is the Chief Executive Officer of the company and serves on its board of directors and has served in both roles since 2020. Mr. Gerchen has also served as co-founder and Chief Executive Officer of Keller Lenkner, a law firm that has developed unique arbitration strategies and other innovations in mass actions since 2018. Additionally, in order to serve the large number of firm clients, and address the complexity of various areas of law, Mr. Gerchen also built a separate servicing business at Keller Lenkner in 2018 that combines client origination, intake, customer relationship management, IT, and settlement administration. From 2016 to 2017, Mr. Gerchen served as President of Burford Capital Limited (LSE: BUR) (“Burford”), the leading global finance firm focused on law. Previously, Mr. Gerchen co-founded and served as Chief Executive Officer of Gerchen Keller Capital (“GKC”) from 2013 until GKC’s sale in 2016 to Buford. Prior to its acquisition, GKC grew into the largest private investment and advisory firm focused exclusively on legal and regulatory risk, raising $1.4 billion of institutional capital. Across both organizations, products developed for and deployed into the legal sector included single-case litigation finance, portfolio funding, risk management & insurance, claim monetization, post-settlement, bankruptcy & insolvency, international arbitration, and patent and intellectual property. Mr. Gerchen received a B.A. in Business Economics and graduated Magna Cum Laude from Brown University and a J.D. from Harvard Law School.

In the event we are unable to consummate the Business Combination, we believe our management team’s efforts to seek a high-quality business combination target will be complemented and augmented by the expertise of our independent directors. We believe that our access to and affiliation with our independent directors represents a unique competitive advantage.

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

The convergence of data, technology, and services to identify, assess and mitigate risk across the enterprise is a key theme and serves as the platform of our investment thesis. In building our respective enterprises, we have developed widespread industry contacts and relationships, ranging from owners of private and public companies in our target universe, private equity funds, venture capital firms, investment bankers, and leading law firms and attorneys, which in the event that the Business Combination is not consummated, will allow us to generate alternative attractive transaction targets for our shareholders.

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

Acquisition Criteria

We will complete the Business Combination, or if the Business Combination is not consummated, our business combination efforts will focus on identifying high-growth businesses in the GRCL sector with enterprise values between $750 million and $2.0 billion. Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating a prospective business target. We have used and, if the Business Combination is not consummated, will use these criteria and guidelines in evaluating acquisition opportunities, but these are not intended to be exhaustive and management will independently review the merits of an initial business combination. We expect that no individual criterion will entirely determine a decision to pursue an opportunity, but we intend to acquire a company that we believe possess the following characteristics:

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

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management may deem relevant. In the event that the Business Combination is not consummated and we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Initial Business Combination

In accordance with the rules of the NYSE, the Business Combination, or an alternative initial business combination must occur with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, such as in connection with the Business Combination. In the event the Business Combination is not consummated, we may structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of assets test described above. If the business combination involves more than one target business, the 80% of assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event that the Business Combination is not consummated and we seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm that is a member of FINRA or a valuation or appraisal firm that such an initial business combination is fair to our company from a financial point of view.

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

Sourcing of Potential Business Combination Targets

In the event the Business Combination is not consummated, our team’s significant operating and transaction experience and relationships will provide us with a substantial number of alternative initial business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, the reputation of our management team for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

This network has provided our management team with a flow of referrals, which in the past has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. In the event the Business Combination is not consummated, we believe that this network of contacts and relationships of our management team will provide us important sources of investment opportunities. In addition, we anticipate that target business combination candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event the Business Combination is not consummated and we seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or a valuation or appraisal firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain, and have not obtained, a fairness opinion in connection with the Business Combination.

Members of our management team and our independent directors will directly or indirectly own founder shares and/ or private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. For example, it is anticipated that Adam Gerchen will be elected as director of the combined company in connection with the consummation of the Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations at least one other entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete the Business Combination or an alternative initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete the Business Combination or an alternative initial business combination.

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

Sources of Target Businesses

In the event the Business Combination is not consummated, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

In addition, in the event the Business Combination is not consummated, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. In the event the Business Combination is not consummated, we may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We pay our sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. We may also elect to make payment of customary fees to members of our board of directors for director service. Any such payments prior to our initial business combination will be made from funds held outside the trust account. Other than the foregoing, there will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event the Business Combination is not consummated and we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking or a valuation or appraisal firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. We are not required to obtain, and have not obtained, a fairness opinion in connection with the Business Combination.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In the event the Business Combination is not consummated, in evaluating a prospective alternative target business, we will conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular alternative target, we will proceed to structure and negotiate the terms of the alternative business combination transaction.

In the event the Business Combination is not consummated, the time required to select and evaluate an alternative target business and to structure and complete an alternative initial business combination, and the costs associated with that process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of Business Diversification

Upon consummation of the Business Combination, the prospects of our success will depend entirely on ZeroFox and IDX. In the event the Business Combination is not consummated and we complete an alternative initial business combination, for an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. In the event the Business Combination is consummated, it is anticipated that Adam Gerchen will be serve as a director of the combined company following the consummation of the Business Combination.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

The Business Combination requires the approval of our shareholders. However, in the event the Business Combination is not consummated, in connection with any alternative proposed business combination, we may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons. Under the NYSE’s listing rules, shareholder approval is required in connection with the Business Combination. In the event the Business Combination is not consummated, in connection with any alternative proposed business combination, shareholder approval would typically be required under NYSE’s rules if, for example:

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

In the event the Business Combination is not consummated, in connection with any alternative proposed business combination, the decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and other reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

In connection with the Business Combination, or if the Business Combination is not consummated, and we seek shareholder approval of an alternative proposed initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the NYSE rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

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

The purpose of any such purchases of shares could be to (i) vote such shares in favor of the Business Combination or an alternative business combination, in the event Business Combination is not consummated, and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates may identify the shareholders with whom our initial shareholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with the Business Combination or an alternative  proposed initial business combination in the event the Business Combination is not consummated. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our sponsor, officers, directors and/or their affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In connection with the Business Combination, we will submit to our shareholders a proposal to amend our amended and restated memorandum and articles of association to remove this requirement.In addition, pursuant to the Business Combination Agreement, the parties’ obligation to consummate the Business Combination is subject to the condition that there will be not less than $170,000,000 of available closing acquiror cash, comprised of the aggregate cash proceeds from our trust account, together with the net cash proceeds from the common equity PIPE financing and the convertible notes financing (each as described in the Form S-4), after deducting any amounts paid to our public shareholders that exercise their redemption rights in connection with the Business Combination. In the event the Business Combination is not is not consummated, an alternative proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of our initial public offering, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

In connection with the Business Combination we will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of the Business Combination in connection with a shareholder meeting called to approve the Business Combination. In the event the Business Combination is not consummated, in connection with an alternative proposed initial business combination we will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of an alternative business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with NYSE’s shareholder approval rules.

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

The Business Combination requires the approval of our shareholders. We will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the Business Combination. If the Business Combination is not consummated, and we seek shareholder approval of an alternative initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

The Business Combination requires the approval of our shareholders and we will complete the Business Combination only if approved by our shareholders as an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. If the Business Combination is not consummated and we seek shareholder approval in connection with a proposed alternative initial business combination, we will complete our initial business combination only if approved by our shareholders as an ordinary resolution under Cayman Islands law. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 6,468,751 or 37.5%, of the 17,250,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). This quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If the Business Combination is not consummated and if in connection with an alternative proposed business combination a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

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

If the Business Combination is not consummated and upon the public announcement of an alternative initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

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

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

The Business Combination requires the approval of the shareholders. In connection with the shareholder approval of the Business Combination, or if the Business Combination is not consummated and we seek shareholder approval of a proposed alternative business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

If the Business Combination or an alternative proposed initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If the Business Combination is not completed, we may continue to try to complete an alternative proposed initial business combination with a different target until May 23, 2022.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we we will have until May 23, 2022 to complete our initial business combination. If we are unable to complete our initial business combination by May 23, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by May 23, 2022.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 18 months from the closing of our initial public offering. However, if our sponsor or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by May 23, 2022.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by May 23, 2022 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

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

Competition

In the event the Business Combination is not consummated, in identifying, evaluating and selecting a target business for an alternative proposed initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

Periodic Reporting and Financial Information

Our units, Class A ordinary shares and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations. Risks associated with the Business Combination, ZeroFox and IDX are more fully discussed in the Form S-4.

•	we are an early stage Company with no revenue or basis to evaluate our ability to select a suitable business target;

•
if the Business Combination is not consummated, we may not be able to select an appropriate alternative target business or businesses and complete our initial business combination in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•
our officers and directors may have difficulties allocating their time between the company and other businesses and may potentially have conflicts of interest with our business following the Business Combination or in approving our initial business combination if the Business Combination is not consummated and we pursue an alternative proposed initial business combination;

•	if the Business Combination is not consummated, we may not obtain additional financing to complete an alternative initial business combination or reduce number of shareholders requesting redemption;

•	if is not consummated, you may not be given the opportunity to vote on an alternative proposed initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities' may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

•
our financial performance following the Business Combination or an alternative proposed initial business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

 For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated November 18, 2020 and in our Form S-4, initially filed on February 7, 2022.

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

On December 31, 2021, there was one holder of record for our units, one holder of record for our Class A ordinary shares, three holders of our Class B ordinary shares and three holders of our warrants.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

The Business Combination

The Business Combination Agreement provides for, among other things, the following transactions on the date of Closing: (i) the ZF Merger, with ZeroFox being the surviving company in the ZF Merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of L&F Holdings, (ii) the IDX Merger, with IDX being the Transitional IDX Entity and, after giving effect to such merger, continuing as a wholly-owned subsidiary of L&F Holdings, and (iii) the IDX Forward Merger, with IDX Forward Merger Sub being the surviving company in the IDX Forward Merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of L&F Holdings (the “Mergers”).

Business Combination Consideration

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective times of the Mergers, among other things, (i) each outstanding share of common stock (including shares of common stock issued upon the mandatory conversion of shares of preferred stock) of ZeroFox, other than ZF Dissenting Shares (as defined in the Business Combination Agreement) and ZF Cancelled Shares (as defined in the Business Combination Agreement), will be automatically cancelled and converted into a right to receive a fraction of a share of LNFA Common Stock determined in accordance with the Business Combination Agreement on the basis of a pre-money enterprise value of ZeroFox of $866,250,000 and a price of $10.00 per share of LNFA Common Stock and (ii) each outstanding share of common stock and preferred stock of IDX, other than IDX Dissenting Shares (as defined in the Business Combination Agreement) and IDX Cancelled Shares (as defined in the Business Combination Agreement), will be automatically cancelled and converted into a right to receive (x) for common stock and series a-1 and series a-2 preferred stock, a fraction of a share of LNFA Common Stock, (y) for common stock and series a-1 and series a-2 preferred stock, a portion of $50,000,000 in cash consideration (subject to certain adjustments for cash, working capital, debt and transaction expenses, and net of liquidation preferences, as provided in the Business Combination Agreement), and (z) for series a-1, series a-2 and series b preferred stock, a liquidation preference amount of $0.361, in each case, in accordance with the Business Combination Agreement and on the basis of a pre-money enterprise value of IDX of $338,750,000 and a price of $10.00 per share of LNFA Common Stock.

Common Equity Investment

Concurrently with the execution of the Business Combination Agreement, LNFA entered into subscription agreements (the “Common Equity Subscription Agreements”) with certain investors, including, among others, Victory Park Capital, certain existing stockholders of ZeroFox (certain funds affiliated with New Enterprise Associates, Highland Capital and Alsop Louie Partners (the “ZF Investors”)), and certain existing stockholders of IDX (certain funds affiliated with Blue Venture Fund, Peloton Equity and ForgePoint Capital (the “IDX Investors”)). Pursuant to the Common Equity Subscription Agreements, the investors agreed to subscribe for and purchase, and LNFA agreed to issue and sell to such investors, on the Closing Date (as defined in the Business Combination Agreement), an aggregate of 2,000,000 shares of LNFA Common Stock in exchange for an aggregate purchase price of $20,000,000 (the “Common Equity PIPE Financing”).

In addition, on December 16, 2021, the ZF Investors purchased PIK promissory notes issued by ZeroFox (the “ZF PIK Promissory Notes”) for an aggregate purchase price of $5,000,000. Such ZF PIK Promissory Notes accrue interest that will be paid-in-kind at a rate of 5.0% per annum. If the Closing occurs, the repayment of the original principal amount of the ZF PIK Promissory Notes may be offset against amounts owed by the ZF investors under their Common Equity Subscription Agreements.

In addition, if the Closing occurs, any portion of closing cash consideration to which the IDX Investors are entitled in connection with the consummation of the Business Combination may be reduced to fund the subscription amount the IDX Investors would otherwise be required to pay pursuant to the Common Equity Subscription Agreements.

The closing of the Common Equity PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Common Equity Subscription Agreements provide that LNFA will grant the investors in the Common Equity PIPE Financing certain customary registration rights.

The foregoing description of the Common Equity Subscription Agreements and the Common Equity PIPE Financing is subject to and qualified in its entirety by reference to the full text of the form of Common Equity Subscription Agreement, a copy of which is attached as Exhibit 10.8 hereto and the terms of which are incorporated herein by reference.

Convertible Notes Investment

In connection with signing the Business Combination Agreement, LNFA entered into convertible note subscription agreements (the “Convertible Note Subscription Agreements”) with affiliates of Monarch Alternative Capital LP, Victory Park Capital and Corbin Capital (the “Note Investors”), in respect of $150,000,000 aggregate principal amount of unsecured convertible notes due in 2025 (the “Notes”) to be issued in connection with the closing of the Business Combination (the “Convertible Notes Financing”). The principal terms of the Notes are set forth in the form of indenture attached as an exhibit to the Convertible Note Subscription Agreements, which indenture shall be entered into by LNFA, the guarantors party thereto and the indenture trustee (the “Indenture”), and the form of global note attached thereto. The Notes will bear interest at a rate of 7.00% per annum, payable quarterly in cash; provided, that the issuer may elect to pay interest in kind at 8.75% per annum, and the Notes will be convertible at an initial conversion price of $11.50, subject to customary anti-dilution adjustments, including with respect to stock-splits and stock dividends, dividends and other distributions, above-market tender offers, below-market rights offerings and spin-offs (the “Conversion Price”), and shall mature on the date that is three years following the closing of the Convertible Notes Financing.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the initial public offering, described below and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable investments held in trust account after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2021, we had a net income of $5,598,086, which consists of change in fair value of warrant liabilities of $9,425,504 and interest earned on marketable investments held in Trust Account of $20,498, offset by operating costs of $3,847,916.

For the period from August 20, 2020 (inception) through December 31, 2020, we had a net loss of $7,798,760, which consists of change in fair value of warrant liabilities of $6,829,174, transaction costs of $807,424 and interest earned on marketable investments held in Trust Account of $2,030,  offset by operating costs of $164,192.

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

For the year ended December 31, 2021, net cash used in operating activities was $903,189. Net income of $5,598,086 was affected by change in fair value of warrant liabilities of $9,425,504 and interest earned on marketable investments held in trust account of $20,498. Changes in operating assets and liabilities, provided $2,944,727 of cash from operating activities.

For the period from August 20, 2020 (inception) through December 31, 2020, net cash used in operating activities was $327,906. Net loss of $7,798,760 was affected by formation costs paid by the Sponsor of $5,000, interest earned on marketable investments of $2,030, change in fair value of warrant liabilities of $6,829,174, and transaction costs of $807,424. Changes in operating assets and liabilities used $168,714 of cash from operating activities.

At December 31, 2021, we had cash and marketable securities held in the trust account of $175,110,029. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2021, we had cash of $575,739 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 23, 2022 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 23, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds of our initial public offering, including amounts in the trust account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (RESTATED)

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES (RESTATED)

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jeffrey C. Hammes	63	Chairman
Adam Gerchen	40	Chief Executive Officer and Director
Richard Levy	49	Director
Tom Gazdziak	34	Chief Financial Officer
Senator Joseph Lieberman	80	Director
Albert Goldstein	41	Director
Kurt Summers	42	Director

Jeffrey C. Hammes serves as the Chairman of the company and is on the board of directors. Mr. Hammes served as the Chairman of Kirkland & Ellis LLP and Kirkland & Ellis International LLP (collectively, “K&E”) from 2010 until retiring in 2019. During his tenure as Chairman of K&E, K&E revenues grew from $1.4 billion to more than $4.0 billion, and net income rose from less than $700,000,000 to more than $2,000,000,000 according to the American Lawyer. Under Mr. Hammes’ leadership, in 2019, K&E ranked first in total revenue and aggregate net income among the world’s top large law firms according to Bloomberg. That growth came across a variety of verticals where K&E has built leading franchises, including private equity and M&A, restructuring and litigation, a breadth of expertise that affords valuable insight into various product categories as one of the largest consumers of the tech-enabled services offered by companies in our target universe. In addition, K&E currently services more than 400 private equity clients around the world and Mr. Hammes maintains relationships at the senior levels of many of those firms. Mr. Hammes received a B.B.A. in accounting from the University of Wisconsin-Madison and received his J.D. from Northwestern Pritzker School of Law. He is a member of the Illinois bar (inactive).

Adam Gerchen is the Chief Executive Officer of the company and serves on the board of directors and has served in both roles since 2020. Mr. Gerchen has also served as co-founder and Chief Executive Officer of Keller Lenkner, a law firm that has developed unique arbitration strategies and other innovations in mass actions since 2018. Additionally, in order to serve the large number of firm clients, and address the complexity of various areas of law, Mr. Gerchen also built a separate servicing business at Keller Lenkner in 2018 that combines client origination, intake, customer relationship management, IT, and settlement administration. From 2016 to 2017, Mr. Gerchen served as President of Burford Capital Limited (LSE: BUR) (“Burford”), the leading global finance firm focused on law. Previously, Mr. Gerchen co-founded and served as Chief Executive Officer of Gerchen Keller Capital (“GKC”) from 2013 until GKC’s sale in 2016 to Buford. Prior to its acquisition, GKC grew into the largest private investment and advisory firm focused exclusively on legal and regulatory risk, raising $1.4 billion of institutional capital. Across both organizations, products developed for and deployed into the legal sector included single-case litigation finance, portfolio funding, risk management & insurance, claim monetization, post-settlement, bankruptcy & insolvency, international arbitration, and patent and intellectual property. Mr. Gerchen received a B.A. in Business Economics and graduated Magna Cum Laude from Brown University and a J.D. from Harvard Law School.

Richard Levy serves on the board of directors of the company. Mr. Levy is the Chief Executive Officer and Founder of VPC. Mr. Levy oversees VPC’s investment and operational activities. Mr. Levy is also the chairman of VPC’s Senior Leadership Team and Investment Committee. Mr. Levy serves as chairman of the board of directors of VPC portfolio company, Giordano’s. He also serves as a member of the board of directors of the following VPC portfolio companies: Caribbean Financial Group since 2018, VPC Pizza Operating Corp. since 2011 and United Automobile Insurance Company since 2018. Previously, Mr. Levy served as head of the Small Cap Structured Products Group and co-head of the Solutions Group at Magnetar Capital. Mr. Levy also co-founded and served as managing partner at Crestview Capital Partners. Mr. Levy received a B.A. in political science from The Ohio State University, an M.B.A. from the Illinois Institute of Technology’s Stuart School of Business and a J.D. from Chicago-Kent College of Law. He is a member of the Illinois bar (inactive). Mr. Levy is also chairman of the board of nonprofit, Gardeneers, an active board member of Camp Kesem and he sits on the Board of Trustees for the Illinois Institute of Technology.

Tom Gazdziak is the Chief Financial Officer of the company. Mr. Gazdziak joined VPC in 2015 and currently serves as Senior Vice President. He oversees VPC’s accounting team in the execution of accounting, finance, tax, audit, reporting and treasury related activities for the VPC funds, including VPC Specialty Lending Investments PLC (LSE: VSL), a VPC managed UK publicly listed investment trust focused on opportunities in the litigation and fintech markets. Mr. Gazdziak joined VPC from PricewaterhouseCoopers LLP where he progressed through several accounting roles since 2011 within the financial services practice specializing in the banking and capital markets industry. Mr. Gazdziak received a B.S. in accountancy and finance and an M.B.A. in accountancy and financial analysis from the Kelley School of Business at Indiana University. He is a Certified Public Accountant (inactive).

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

Albert Goldstein  serves on our board of directors. Mr. Goldstein is the Founder, Chairman & CEO of StoicLane Holdings, Inc., an investment holding company that is making strategic long-term investments in the digitization of the FIRE verticals (Finance, Insurance & Real Estate). Prior to StoicLane, he co-founded Avant Inc in 2013, a digital bank for middle-income consumers, and Amount Inc in 2016, a Banking-as-a-Service (BaaS) company helping the largest financial institutions in the world to digitize and deliver a seamless digital and mobile customer experience. Avant and Amount have raised over $750,000,000 of equity capital from leading investors including Goldman Sachs, Tiger Global and General Atlantic and JP Morgan. Mr. Goldstein is currently a board member of Spring Labs, a blockchain company and I2R Holdings, a supplier of electricity and solar power. Goldstein has been the recipient of multiple awards for entrepreneurship including winning the Ernst & Young Midwest Entrepreneur of the Year Award twice and being named to the Crain’s Chicago Business 40 Under 40 list. Mr. Goldstein holds a B.S. in finance and mathematics from the University of Illinois Urbana — Champaign.

Kurt Summers serves on our board of directors. Kurt has twenty years of experience in both private and public sector finance. Kurt has been a Senior Advisor at Blackstone, Ullico and Bridgewater since November 2019, January 2020 and November 2020, respectively, where he provides insight and strategic direction around various investment opportunities and existing holdings. From March 2021 to January 2020, Kurt served as Amendment No. 4 to Employment Agreement between Identity Theft Guard Solutions, Inc. and Thomas F. Kelly, dated December 17, 2021. a member of the Board of Directors of VPC Impact Acquisitions Holdings III, Inc. prior to its business combination with Dave Inc. From September 2020 to October 2021, Kurt served as a member of the Board of Directors of VPC Impact Acquisition Holdings prior to its business combination with Bakkt Holdings, Inc. From 2014 to 2019, Kurt served as Treasurer of the City of Chicago, where he managed the city’s more than $8 billion investment portfolio and served as a trustee or fiduciary of five local pension boards with nearly $25 billion under management. As Treasurer of Chicago, Kurt and his team more than tripled the returns on the city’s portfolio, which now generates more than $100,000,000 of incremental revenu to Chicago’s taxpayers, bondholders and other stakeholders each year. From 2012 to 2014, Kurt served as Senior Vice President at Grosvenor Capital Management where he helped lead the firm’s strategy and business development efforts and served as a member of the Office of the Chairman. From 2010 to 2012, Kurt served as Chief of Staff to the Cook County Board President where he was the architect of a turnaround of the second largest county in the country. From 2009 to 2010, Kurt served as Managi g Director at Ryan Specialty Group, an international specialty insurance organization. Kurt began his career at McKinsey & Company, a preeminent global strategy-consulting firm, and also worked as an investment banker at Goldman Sachs. Kurt received a B.S.B.A. in finance and international business with high honors from Washington University and an M.B.A. from Harvard Business School.

Number and Terms of Office of Officers and Directors

Our board of directors consists of six members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on NYSE. The term of office of the first class of directors, consisting of Senator Joseph Lieberman and Albert Goldstein, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Richard Levy and Kurt Summers, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Jeffrey C. Hammes and Adam Gerchen, will expire at the third annual general meeting.

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

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent. Our board of directors has determined that Richard Levy, Senator Joseph Lieberman, Kurt Summers and Albert Goldstein are “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Audit Committee

We have established an audit committee of the board of directors. Senator Joseph Lieberman, Albert Goldstein and Kurt Summers serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Senator Joseph Lieberman, Albert Goldstein and Kurt Summers are independent.

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

Individuals	Entity	Entity’s Business	Affiliation
Jeffrey C. Hammes	Kirkland & Ellis LLP	Law Practice	Chair Emeritus
Adam Gerchen	Keller Lenker	Law Practice	Chief Executive Officer
	Bridge Legal	Billing Platform	Owner and Board Director
	Chairman of Thora Capital	Alternative Investment Advising	Co-Founder and Chairman
	Heyday Technologies, Inc.	E-Commerce	Co-Founder and Executive Chairman
Richard Levy	Victory Park Capital Advisors, LLC	Registered investment advisor	Chief Executive Officer and Founder
	Giordano’s	Food & Beverage	Director
	Caribbean Financial Group	Consumer Finance	Director
	United Automobile Insurance Company	Insurance	Director
Tom Gazdziak	Victory Park Capital Advisors, LLC	Registered investment advisor	Senior Vice President
Senator Joseph Lieberman	Kasowitz, Benson & Torres LLP	Law Firm	Law Firm
	Park Hotels & Resorts, Inc.	Real Estate Investment Trust	Director
Albert Goldstein	StoicLane Holdings, Inc.	Investment Holding Company	Chairman, CEO
	Avant, Inc.	Challenger Bank	Chairman
	Amount, Inc	Technology Platform	Director/Chairman
	SpringCoin, Inc. dba Spring Labs	Blockchain	Director
	I2R Holdings, LLC	Electricity and Solar Power Provider	Director
Kurt Summers
	Blackstone		Senior Advisor
	Ulico		Senior Advisor
	Bridgewater		Senior Advisor

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

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event the Business Combination is not consummated and we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking or a valuation or appraisal firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. We are not required to obtain, and have not obtained, a fairness opinion in connection with the Business Combination. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on the NYSE, we will also pay our sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to members of our management team.

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

Officer and Director Compensation

The following disclosure concerns the compensation of our executive officers and directors for the period from January 1, 2021 through December 31, 2021.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 14, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns our ordinary shares; and

•	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 17,250,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 4,312,500 Class B ordinary shares outstanding as of December 31, 2021. The table below does not include the Class A ordinary shares underlying the private placement warrants held by our sponsor because these securities are not exercisable within 60 days of this Report.

	Class B ordinary shares		Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class(2)	Number of Shares Beneficially Owned	Approximate Percentage of Class
Five Percent Holders
Corbin Capital Partners, L.P.(2)	—	—	1,485,000	8.6%
Citadel Advisors LLC(3)	—	—	880,289	5.1%
Sculptor Capital LP (4)			914,095	5.3%
JAR Sponsor LLC(5) (our sponsor)	4,202,767	97.5%	—	—
Directors and Officers of L&F
Jeffrey C. Hammes(5)	4,202,767	97.5%	—	—
Adam Gerchen(5)	4,202,767	97.5%	—	—
Richard Levy(5)	4,202,767	97.5%	—	—
Tom Gazdziak	—	—	—	—
Senator Joseph Lieberman	50,000	*	—	—
Albert Goldstein	20,000	*	—	—
Kurt Summers	39,733	*
All officers and directors as a group (seven individuals)	4,312,500	100%%	—	—

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 150 North Riverside Plaza, Suite 5200, Chicago, Illinois 60606.

(2)
Includes Class A ordinary shares held by Corbin Opportunity Fund, L.P. (“COF”), Corbin ERISA Opportunity Fund, Ltd. (“CEOF”), Corbin Capital Partners, L.P. (“CCP”) and Corbin Capital Partners GP, LLC (CCPGP). Based on Schedule 13G filed jointly by COF, CEOF, CCP and CCPGP, with the SEC on December 14, 2021, COF beneficially owns 990,000 Class A ordinary shares, CEOF beneficially owns 495,000 Class A ordinary shares, CCP beneficially owns 1,485,000 Class A ordinary shares and CCPGP beneficially owns 1,485,000 Class A ordinary shares. The address of COF, CEOF, CCP and CCPG is 590 Madison Avenue, 31st Floor, New York, NY 10022.

(3)
Includes Class A Ordinary Shares held by Citadel Advisors LLC (“CA”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“CS”), Citadel Securities Group LP (“CSG”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin. Based on Schedule 13G/A filed jointly by CA, CAH, CGP, CS, CALC4, CSGP and Mr. Kenneth Griffin on February 14, 2022, CA beneficially owns 866,937 Class A ordinary shares, CAH beneficially owns 866,937 Class A ordinary shares, CGP beneficially owns 866,937 Class A ordinary shares, CS beneficially owns 13,352 Class A ordinary shares, CSG beneficially owns 13,352 Class A ordinary shares, CSGP beneficially owns 13,352 Class A ordinary shares and Mr. Kenneth Griffin beneficially owns 880,289 Class A ordinary shares. The business address of each of the foregoing entities and Mr. Griffin is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(4)
Includes Class A Ordinary Shares held by Sculptor Capital LP (“SC”), Sculptor Capital II LP (“SCII”), Sculptor Capital Holding Corporation (“SCHC”), Sculptor Capital Holding II LLC (“SCHC-II”), Sculptor Capital Management, Inc. (“SCU”), Sculptor Master Fund, Ltd. (“SCMF”),Sculptor Special Funding, LP (“NRMD”), Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”), Sculptor SC II LP (“NJGC”) Sculptor Enhanced Master Fund, Ltd. (“SCEN”). Based on Schedule 13G filed jointly by SC, SCII, SCHC, SCHC-II, SCU, SCMF, NRMD, SCCO, NJGC and SCEN with the SEC on January 20, 2022, SC beneficially owns 914,095 Class A ordinary shares, SCII beneficially owns 914,095 Class A ordinary shares, SCHC beneficially owns 914,095 Class A ordinary shares, SCHC-II beneficially owns 914,095 Class A ordinary shares, SCU beneficially owns 914,095 Class A ordinary shares, SCMF beneficially owns 489,917 Class A ordinary shares, NRMD beneficially owns 489,917 Class A ordinary shares, SCCO beneficially owns 76,485 Class A ordinary shares, NJGC beneficially owns 266,446 Class A ordinary shares and SCEN beneficially owns 81,247 Class A ordinary shares. The business address of each of the foregoing entities is 9 West 57 Street, 39th Floor, New York, NY 10019.

(5)
GCP-OI I, LLC, MSBD 2020 Series LLC and Victory Park Capital Advisors, LLC as the voting members of JAR Sponsor LLC will exercise voting control over 4,202,767 founder shares. Jeffrey C. Hammes, by virtue of his role as managing member of MSBD 2020 Series LLC has voting and dispositive power over the Class B ordinary shares held by JAR Sponsor LLC, and therefore may be deemed to have beneficial ownership of the Class B ordinary shares held directly by the Sponsor. Adam Gerchen, by virtue of his role as manager of GCP-OI I, LLC has voting and dispositive power over the founder shares held by JAR Sponsor LLC, and therefore may be deemed to have beneficial ownership of the founder shares held directly by the Sponsor. Richard Levy has voting and dispositive power on behalf of Victory Park Capital, LLC over the founder shares held by JAR Sponsor LLC, and therefore may be deemed to have beneficial ownership of the founder shares held directly by the Sponsor. The address of JAR Sponsor LLC is 150 North Riverside Plaza, Suite 5200 Chicago, IL 60606.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Class B Ordinary Shares

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

Private Placement Warrants

Simultaneously with the consummation of the initial public offering and the issuance and sale of the units, the company consummated the private placement of 5,000,000 sponsor private placement warrants and the private placement of 1,859,505 Jefferies private placement warrants generating total proceeds of approximately $7,250,001. In connection with the underwriter’s full exercise of its over-allotment option, the company also consummated the sale of an additional 728,925 private placement warrants, 450,000 of which were sold to the sponsor and 278,925 of which were sold to Jefferies, generating total proceeds of approximately $787,500. The private placement warrants are substantially similar to the public warrants, except that if held by the sponsor, Jefferies or their permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption (except in certain circumstances when the public warrants are called for redemption and a certain price per Class A Ordinary Share threshold is met) and (iii) together with the Class A ordinary shares issuable upon exercise of the private placement warrants, subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the company’s initial business combination. Notwithstanding anything to the contrary, the Jefferies private placement warrants are not exercisable until five years from the effective date. If the private placement warrants are held by holders other than the sponsor, the Jefferies or their permitted transferees, the private placement warrants will be redeemable by the company in all redemption scenarios and exercisable by holders on the same basis as the public warrants. The private placement warrants have been issued pursuant to the private placement warrants agreements and have been issued pursuant to, and are governed by the warrant agreement. The sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its private placement warrants until thirty (30) days after the completion of our initial business combination.

Administrative Support Agreement

We pay $10,000 a month for office space, utilities, and secretarial and administrative support to the sponsor. Services commenced on the date the securities were first listed on the NYSE and will terminate upon the earlier of our initial business combination or our liquidation.

Related Party Loans

On August 28, 2020, our sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to our initial public offering pursuant to a promissory note (the “Promissory Note”). This loan was non-interest bearing and payable upon the completion of our initial public offering. Prior to the consummation of our initial public offering, we borrowed approximately $64,126 under the Promissory Note. On November 23, 2020, we repaid the Promissory Note in full to the sponsor.

In addition, in order to finance transaction costs in connection with the Business Combination, or if the Business Combination is not consummated, an alternative business combination, the sponsor or an affiliate of the sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete the Business Combination, or if the Business Combination is not consummated, upon completion of an alternative initial business combination, we would repay the Working Capital Loans out of the proceeds of the trust account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that the Business Combination or an alternative initial business combination does not close, we may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of the Business Combination, or if the Business Combination is not consummated, upon consummation of an alternative an initial business combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants. To date, LNFA had no borrowings under the Working Capital Loans.

Registration Rights Agreement

In connection with the closing of the Business Combination, the post-Business Combination company will enter into a registration rights agreement with the sponsor, Jefferies and certain shareholders of ZeroFox and IDX, pursuant to which, among other things, the post-Business Combination company will grant the other parties customary registration rights with respect to our shares, and former shareholders of ZeroFox and IDX will be subject to a 180-day lock-up period following execution of the registration rights agreement during which such shareholders may not transfer their shares (subject to customary exceptions).

Common Equity PIPE Financing

Concurrently with the execution of the Business Combination Agreement, the company entered into common equity subscription agreements with certain investors. Pursuant to the common equity subscription agreements, the investors agreed to subscribe for and purchase, and the company agreed to issue and sell to such investors, on the closing date of the Business Combination, an aggregate of 2,000,000 shares of common stock of the post-Business Combination company in exchange for an aggregate purchase price of $20,000,000.

Several related parties to the company as summarized below entered into the common equity subscription agreements, pursuant to which they have collectively committed to subscribe for an aggregate of 1,000,000 shares of common stock of the post-Business Combination company for aggregate gross proceeds of $10,000,000 to be consummated in connection with closing of the Business Combination.

Common Equity PIPE Investor	Shares	Amount Subscribed
JCH Investments LLC(1)	50,000	$500,000
GCP-OI I, LLC(2)	50,000	$500,000
L&F Acquisition Holdings Fund, LLC(3)	150,000	$1,500,000
Corbin Opportunity Fund, L.P.(4)	250,000	$2,500,000
Corbin ERISA Opportunity Fund, L.P.(4)	500,000	$5,000,000

(1)	JCH Investments LLC is an entity affiliated with Jeffrey C. Hammes, the chairman of our board of directors.
(2)	GCP-OI I, LLC is an entity affiliated with Adam Gerchen, our chief executive officer and a director of LNFA.
(3)	L&F Acquisition Holdings Fund, LLC is an affiliate of Victory Park Capital Advisors, LLC, an entity affiliated with Richard Levy, a director of LNFA.
(4)	Corbin Opportunity Fund, L.P. and Corbin ERISA Opportunity Fund, L.P. are affiliates of Corbin Capital Partners, LP, and such entities are significant security holders of LNFA.

Convertible Notes Financing

In connection with signing the Business Combination Agreement, the company entered into the convertible notes subscription agreements with certain investors, in respect of $150,000,000 aggregate principal amount of unsecured convertible notes due in 2025 to be issued in connection with the closing of the Business Combination (the “Notes”). The principal terms of the Notes are set forth in the form of indenture attached as an exhibit to the convertible notes subscription agreements, which indenture will be entered into by the company, the guarantors party thereto and the indenture trustee, and the form of global note attached thereto. The Notes will bear interest at a rate of 7.00% per annum, payable quarterly in cash; provided, that the issuer may elect to pay interest in kind at a rate of 8.75% per annum, and the Notes will be convertible at an initial conversion price of $11.50 per share, subject to customary anti-dilution adjustments, including with respect to stock-splits and stock dividends, dividends and other distributions, above-market tender offers, below-market rights offerings and spin-offs, and will mature on the date that is three years following the closing of the convertible notes financing.

Several related parties to the company as summarized below entered into convertible notes subscription agreements, pursuant to which they collectively committed to subscribe for Notes in an aggregate principal amount of $30,000,000, on the terms and subject to the conditions set forth in the convertible notes subscription agreements and the convertible notes indenture, to be consummated in connection with the closing of the Business Combination.

Convertible Notes Investor	Amount Subscribed
L&F Acquisition Holdings Fund, LLC(1)	$7,500,000
Corbin Opportunity Fund, L.P.(2)	$7,500,000
Corbin ERISA Opportunity Fund, L.P.(2)	$15,000,000

(1)	L&F Acquisition Holdings Fund, LLC is an affiliate of Victory Park Capital Advisors, LLC, an entity affiliated with Richard Levy, a director of LNFA.
(2)	Corbin Opportunity Fund, L.P. and Corbin ERISA Opportunity Fund, L.P. are affiliates of Corbin Capital Partners, LP, and such entities are significant security holders of LNFA.

Second Amended and Restated Sponsor Support Letter Agreement

Concurrently with the execution of the Business Combination Agreement, (i) LNFA, (ii) the sponsor, Albert Goldstein and Joseph Lieberman, (iii) ZeroFox, (iv) IDX and (v) Jeffrey C. Hammes, Adam Gerchen, Tom Gazdziak and Richard Levy (solely for the limited purposes set forth therein), entered into an Amended and Restated Sponsor Support Letter Agreement. On January 31, 2022, (i) LNFA, (ii) the Sponsor, Albert Goldstein, Joseph Lieberman and Kurt Summers, Jr. (together with the sponsor, the “Sponsor Holders”), (iii) ZeroFox, (iv) IDX and (v) Jeffrey C. Hammes, Adam Gerchen, Tom Gazdziak and Richard Levy (solely for the limited purposes set forth therein), entered into a Second Amended and Restated Sponsor Support Letter Agreement (the “Sponsor Support Letter Agreement”). Pursuant to the Sponsor Support Letter Agreement, the Sponsor Holders have agreed to subject an aggregate of 1,293,750 shares of common stock of the post-Business Combination company held by such Sponsor Holders to an earnout, whereby such shares will be forfeited unless certain volume-weighted average share price thresholds are met in trading or are deemed to occur in connection with a change of control within five years from the closing of the Business Combination.

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

Audit Fees. During the year ended December 31, 2021 and for the period from August 20, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $101,133 and $0, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2021 and for the period from August 20, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2021 and for the period from August 20, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2021 and for the period from August 20, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

The financial statements are found in a separate section of this Report starting on page F-1. See the “Index to Financial Statements” on page F-1.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

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
2.1
Business Combination Agreement, dated as of December 17, 2021, by and among L&F Acquisition Corp., L&F Acquisition Holdings, LLC, ZF Merger Sub, Inc., IDX Merger Sub, Inc., IDX Forward Merger Sub, LLC, ZeroFox, Inc., and ID Experts Holdings, Inc. (1)

3.1	Amended and Restated Memorandum and Article of Association.(2)
4.1	Specimen Unit Certificate.(3)
4.2	Specimen Ordinary Share Certificate.(3)
4.3	Specimen Warrant Certificate.(3)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)
4.5	Description of Registrant’s Securities.(4)

Exhibit No.	Description
10.1	Sponsor Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor.(2)
10.2	Private Placement Warrants Purchase Agreement between the Company and Jefferies.(2)
10.3	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company.(2)
10.4	Registration and Shareholder Rights Agreement between the Registrant, the Sponsor Jefferies and certain directors of the Company.(2)
10.5
Second Amended and Restated Sponsor Support Letter Agreement, dated as of January 31, 2022, by and among L&F Acquisition Corp., JAR Sponsor, LLC, ZeroFox, Inc., ID Experts Holdings, Inc., Albert Goldstein, Joseph Lieberman, Kurt Summers and certain other individuals named therein.(5)

10.6	Administrative Services Agreement between the Company and the Sponsor.(2)
10.7	Form of Indemnity Agreement.(3)
10.8	Form of Common Equity Subscription Agreement.(1)
10.9	Form of Convertible Note Subscription Agreement.(1)
21.1	List of Subsidiaries.*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document

Exhibit No	Description
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on December 20, 2021.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 23, 2020.

(3)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on November 12, 2020.

(4)	Incorporated by reference to Exhibit 4.5 to L&F Acquisition Corp.’s Annual Report on Form 10-K filed with the SEC on March 30, 2021.

(5)	Incorporated by reference to the registrant’s Registration Statement on Form S-4, filed with the SEC on February 7, 2022.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 14, 2022	L&F ACQUISITION CORP.

/s/ Adam Gerchen
Name: Adam Gerchen
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Jeffrey C. Hammes	Chairman	March 14, 2022
Jeffrey C. Hammes

/s/ Adam Gerchen	Chief Executive Officer	March 14, 2022
Adam Gerchen	(Principal Executive Officer)

/s/ Richard Levy	Director	March 14, 2022
Richard Levy

/s/ Tom Gazdziak	Chief Financial Officer	March 14, 2022
Tom Gazdziak	(Principal Financial and Accounting Officer)

/s/ Senator Joseph Lieberman	Director	March 14, 2022
Senator Joseph Lieberman

/s/ Albert Goldstein	Director	March 14, 2022
Albert Goldstein

/s/ Kurt Summers	Director	March 14, 2022
Kurt Summers

L&F ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
L&F Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of L&F Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from August 20, 2020 through December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 20, 2020 through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 23, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also include evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC
PCAOB 100

We have served as the Company’s auditor since 2020.

New York, New York
March 14, 2022

L&F ACQUISITION CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$575,739	$1,478,928
Prepaid expenses	9,167	295,658
Total Current Assets	584,906	1,774,586

Marketable investments held in Trust Account	175,110,029	175,089,531
TOTAL ASSETS	$175,694,935	$176,864,117

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,785,180	$126,944
Accrued offering costs	350,000	350,000
Total Current Liabilities	3,135,180	476,944

Deferred underwriting fee payable	6,037,500	6,037,500
Warrant Liability	18,637,420	28,062,924
Total Liabilities	27,810,100	34,577,368

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 17,250,000 shares at $10.15 per share at December 31, 2021 and 2020	175,087,500	175,087,500

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 and 2020 (not including 17,250,000 shares subject to redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding at December 31, 2021 and 2020	431	431
Additional paid-in capital	—	—
Accumulated deficit	(27,203,096)	(32,801,182)
Total Shareholders’ Deficit	(27,202,665)	(32,800,751)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$175,694,935	$176,864,117

The accompanying notes are an integral part of these consolidated financial statements.

L&F ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from August 20, 2020 (Inception) through December 31,
	2021	2020

General and administrative expenses	$3,847,916	$164,192
Loss from operations	(3,847,916)	(164,192)

Other income (loss):
Change in fair value of warrant liabilities	9,425,504	(6,829,174)
Transaction Costs allocable to warrant liabilities	—	(807,424)
Interest earned on marketable investments held in Trust Account	20,498	2,030
Total other income (loss), net	9,446,002	(7,634,568)

Net income (loss)	$5,598,086	$(7,798,760)

Weighted average shares outstanding of Class A ordinary shares	17,250,000	5,303,571
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.26	$(0.85)

Weighted average shares outstanding of Class B ordinary shares	4,312,500	3,915,179
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.26	$(0.85)

The accompanying notes are an integral part of these consolidated financial statements.

L&F ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — August 20, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	4,312,500	431	24,569	—	25,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(24,569)	(25,002,422)	(25,026,991)

Net loss	—	—	—	—	—	(7,798,760)	(7,798,760)

Balance — December 31, 2020	—	$—	4,312,500	$431	$—	$(32,801,182)	$(32,800,751)

Net income	—	—	—	—	—	5,598,086	5,598,086

Balance — December 31, 2021	—	$—	4,312,500	$431	$—	$(27,203,096)	$(27,202,665)

The accompanying notes are an integral part of these consolidated financial statements.

L&F ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from August 20, 2020 (Inception) through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$5,598,086	$(7,798,760)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of founder shares	—	5,000
Change in fair value of warrant liabilities	(9,425,504)	6,829,174
Transaction costs	—	807,424
Interest earned on marketable investments held in Trust Account	(20,498)	(2,030)
Changes in operating assets and liabilities:
Prepaid expenses	286,491	(295,658)
Accrued expenses	2,658,236	126,944
Net cash used in operating activities	(903,189)	(327,906)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(175,087,501)
Net cash used in investing activities	—	(175,087,501)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Placement Warrants	—	8,037,500
Repayment of promissory note – related party	—	(64,126)
Payments of offering costs	—	(129,039)
Net cash provided by financing activities	—	176,894,335

Net Change in Cash	(903,189)	1,478,928
Cash – Beginning	1,478,928	—
Cash – Ending	$575,739	$1,478,928

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$—	$175,087,500
Deferred underwriting fee payable	$—	$6,037,500
Payment of offering costs through promissory note	$—	$64,126
Offering costs included in accrued offering costs	$—	$350,000
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

L&F Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 20, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”). On November 23, 2021, L&F Acquisition Holdings, LLC. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of L&F Acquisition Corp., was formed.

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity from the period August 20, 2020 (inception) through December 31, 2021 relates to the Company’s identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated private placements of an aggregate of 6,859,505 warrants (the “Private Placement Warrants”) to JAR Sponsor, LLC (the “Sponsor”) and Jefferies LLC at a price of $1.00 per Private Placement Warrant and approximately $1.21 per Private Placement Warrant, respectively, generating gross proceeds of approximately $7,250,000, which are described in Note 4.

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

The Company will proceed with a Business Combination only if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

Business Combination

On December 17, 2021, L&F Acquisition Corp., a Cayman Islands exempted company (“LNFA”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among LNFA, L&F Acquisition Holdings, LLC, a Delaware limited liability company (“L&F Holdings”), ZF Merger Sub, Inc., a Delaware corporation (“ZF Merger Sub”), IDX Merger Sub, Inc., a Delaware corporation (“IDX Merger Sub”), IDX Forward Merger Sub, LLC, a Delaware limited liability company (“IDX Forward Merger Sub”), ZeroFox, Inc., a Delaware corporation (“ZeroFox”), and ID Experts Holdings, Inc., a Delaware corporation (“IDX”).  The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of LNFA, ZeroFox and IDX and have been approved by the requisite stockholders of ZeroFox and IDX (See Note 6).

Going Concern

As of December 31, 2021, the Company had $575,739 in its operating bank accounts, $175,110,029 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $2,550,274.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Additionally, In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until May 23, 2022 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, potential subsequent dissolution, and working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 23, 2022.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Investments Held in Trust Account

At December 31, 2021 and 2020, substantially all of the assets held in the Trust Account were held in a money market fund that only holds U.S. Treasury Securities.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary share issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $9,243,241 were charged to stockholders’ equity and offering costs amounting to $807,424 were charged to the statement of operations upon the completion of the Initial Public Offering (see Note 1).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

At December 31, 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$175,087,500
Less:
Proceeds allocated to Public Warrants	(13,196,250)
Class A ordinary shares issuance costs	(9,243,241)
Excess funds in trust from sale of Private Warrants	(2,587,500)
Plus:
Accretion of carrying value to redemption value	25,026,991
Class A ordinary shares subject to possible redemption	$175,087,500

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Loss Per Ordinary Share

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,213,430 Class A ordinary shares in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31, 2021		For the Period from August 20, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$4,478,469	$1,119,617	$(4,486,647)	$(3,312,113)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,312,500	5,303,571	3,915,179
Basic and diluted net income (loss) per ordinary share	$0.26	$0.26	$(0.85)	$(0.85)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature, other than warrant liabilities (see note 8).

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Administrative Support Agreement

Commencing on November 18, 2020, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021 and for period from August 20, 2020 (inception) through December 31, 2020, the Company incurred $120,000 and $10,000 in fees for these services, respectively.  As of December 31, 2021 and 2020 $0 and $10,000 were included in accrued expenses, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, its results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Combination Agreement

On December 17, 2021, L&F Acquisition Corp., a Cayman Islands exempted company (“LNFA”), entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among LNFA, L&F Acquisition Holdings, LLC, a Delaware limited liability company (“L&F Holdings”), ZF Merger Sub, Inc., a Delaware corporation (“ZF Merger Sub”), IDX Merger Sub, Inc., a Delaware corporation (“IDX Merger Sub”), IDX Forward Merger Sub, LLC, a Delaware limited liability company (“IDX Forward Merger Sub”), ZeroFox, Inc., a Delaware corporation (“ZeroFox”), and ID Experts Holdings, Inc., a Delaware corporation (“IDX”).  The Business Combination Agreement and the transactions contemplated thereby were approved by the boards of directors of each of LNFA, ZeroFox and IDX and have been approved by the requisite stockholders of ZeroFox and IDX.

The Business Combination Agreement provides for, among other things, the following transactions on the date of Closing: (i) ZF Merger Sub will merge with and into ZeroFox (the “ZF Merger”), with ZeroFox being the surviving company in the ZF Merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of L&F Holdings, (ii) IDX Merger Sub will merge with and into IDX (the “IDX Merger”), with IDX being the surviving company in the IDX Merger (“Transitional IDX Entity”) and, after giving effect to such merger, continuing as a wholly-owned subsidiary of L&F Holdings, and (iii) Transitional IDX Entity will merge with and into IDX Forward Merger Sub (the “IDX Forward Merger”, and collectively with the ZF Merger and IDX Merger, the “Mergers”), with IDX Forward Merger Sub being the surviving company in the IDX Forward Merger and, after giving effect to such merger, continuing as a wholly-owned subsidiary of L&F Holdings.

      The Mergers and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination”.  The Business Combination is expected to close in the first half of 2022, following the receipt of the required approval by LNFA’s shareholders and the fulfillment of other customary closing conditions.

Business Combination Consideration

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective times of the Mergers, among other things, (i) each outstanding share of common stock (including shares of common stock issued upon the mandatory conversion of shares of preferred stock) of ZeroFox, other than ZF Dissenting Shares (as defined in the Business Combination Agreement) and ZF Cancelled Shares (as defined in the Business Combination Agreement), will be automatically cancelled and converted into a right to receive a fraction of a share of LNFA Common Stock determined in accordance with the Business Combination Agreement on the basis of a pre-money enterprise value of ZeroFox of $866,250,000 and a price of $10.00 per share of LNFA Common Stock and (ii) each outstanding share of common stock and preferred stock of IDX, other than IDX Dissenting Shares (as defined in the Business Combination Agreement) and IDX Cancelled Shares (as defined in the Business Combination Agreement), will be automatically cancelled and converted into a right to receive (x) for common stock and series a-1 and series a-2 preferred stock, a fraction of a share of LNFA Common Stock, (y) for common stock and series a-1 and series a-2 preferred stock, a portion of $50,000,000 in cash consideration (subject to certain adjustments for cash, working capital, debt and transaction expenses, and net of liquidation preferences, as provided in the Business Combination Agreement), and (z) for series a-1, series a-2 and series b preferred stock, a liquidation preference amount of $0.361, in each case, in accordance with the Business Combination Agreement and on the basis of a pre-money enterprise value of IDX of $338,750,000 and a price of $10.00 per share of LNFA Common Stock.

Advisory Services

The Company entered into an advisory agreement  with Jefferies LLC (“Jefferies”). Jeffries will act as (i) the Company’s exclusive financial advisor and exclusive capital markets advisor in connection with a possible Business Combination involving one or both of ZeroFOX and/or IDX (each and collectively, together with its affiliates and subsidiaries, the “Target”) and (ii) sole and exclusive (other than with respect to Stifel Financial Corp. (“Stifel”). If the pending Business Combination with ZeroFox and/or IDX does not occur, the Company will not be required to pay any contingent fees in connection with this agreement.

 Jefferies will provide the Company with mergers and acquisition and equity capital markets financial advice and assistance in connection with a possible acquisition or other business transaction or series of transactions involving all or a material portion of the Target’s equity or assets, whether directly or indirectly and through any form of transaction, including, without limitation, merger, reverse merger, liquidation, stock purchase, asset purchase, recapitalization, reorganization, consolidation, amalgamation, joint venture, strategic partnership, license or other transaction.

The Company entered into an agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”). Stifel will endeavor to obtain one or more commitments for the Financing (individually a “Commitment” and collectively the “Commitments”) from one or more financial institutions or other sources other than any affiliates of the Company, ZeroFOX, Inc. or ID Expert Holdings, Inc.(the “Investors”). If the Business Combination does not occur, the Company will not be required to pay any contingent fees in connection with this agreement.

There can be no assurances that the Company will complete the pending Business Combination with ZeroFox and/or IDX.

Common Equity Investment

Concurrently with the execution of the Business Combination Agreement, LNFA entered into subscription agreements (the “Common Equity Subscription Agreements”) with certain investors, including, among others, Victory Park Capital, certain existing stockholders of ZeroFox (certain funds affiliated with New Enterprise Associates, Highland Capital and Alsop Louie Partners (the “ZF Investors”)), and certain existing stockholders of IDX (certain funds affiliated with Blue Venture Fund, Peloton Equity and ForgePoint Capital (the “IDX Investors”)). Pursuant to the Common Equity Subscription Agreements, the investors agreed to subscribe for and purchase, and LNFA agreed to issue and sell to such investors, on the Closing Date (as defined in the Business Combination Agreement), an aggregate of 2,000,000 shares of LNFA Common Stock in exchange for an aggregate purchase price of $20,000,000 (the “Common Equity PIPE Financing”).

In addition, on December 16, 2021, the ZF Investors purchased PIK promissory notes issued by ZeroFox (the “ZF PIK Promissory Notes”) for an aggregate purchase price of $5,000,000. Such ZF PIK Promissory Notes accrue interest that will be paid-in-kind at a rate of 5.0% per annum. If the Closing occurs, the repayment of the original principal amount of the ZF PIK Promissory Notes may be offset against amounts owed by the ZF investors under their Common Equity Subscription Agreements. In addition, if the Closing occurs, any portion of closing cash consideration to which the IDX Investors are entitled in connection with the consummation of the Business Combination may be reduced to fund the subscription amount the IDX Investors would otherwise be required to pay pursuant to the Common Equity Subscription Agreements.

The closing of the Common Equity PIPE Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination. The Common Equity Subscription Agreements provide that LNFA will grant the investors in the Common Equity PIPE Financing certain customary registration rights.

Convertible Notes Investment

In connection with signing the Business Combination Agreement, LNFA entered into convertible note subscription agreements (the “Convertible Note Subscription Agreements”) with affiliates of Monarch Alternative Capital LP, Victory Park Capital and Corbin Capital (the “Note Investors”), in respect of $150,000,000 aggregate principal amount of unsecured convertible notes due in 2025 (the “Notes”) to be issued in connection with the closing of the Business Combination (the “Convertible Notes Financing”). The principal terms of the Notes are set forth in the form of indenture attached as an exhibit to the Convertible Note Subscription Agreements, which indenture shall be entered into by LNFA, the guarantors party thereto and the indenture trustee (the “Indenture”), and the form of global note attached thereto. The Notes will bear interest at a rate of 7.00% per annum, payable quarterly in cash; provided, that the issuer may elect to pay interest in kind at 8.75% per annum, and the Notes will be convertible at an initial conversion price of $11.50, subject to customary anti-dilution adjustments, including with respect to stock-splits and stock dividends, dividends and other distributions, above-market tender offers, below-market rights offerings and spin-offs (the “Conversion Price”), and shall mature on the date that is three years following the closing of the Convertible Notes Financing. The post-Business Combination company may, at its election, force conversion of the Notes after the first anniversary of the issuance of the Notes (the “Conversion Trigger Date”), subject to a holder’s prior right to convert, if the volume-weighted average trading price of the post-Business Combination company’s common stock (x) for the first year after the Conversion Trigger Date, is greater than or equal to 150% of the conversion price for more than 20 trading days during a period of 30 consecutive trading days and (y) for the second year after the Conversion Trigger Date, is greater than or equal to 130% of the conversion price for more than 20 trading days during a period of 30 consecutive trading days.

Each holder of a Note will have the right to cause the post-Business Combination company to repurchase for cash all or a portion of the Notes held by such holder at any time upon the occurrence of a “fundamental change”, a customary definition provided in the Indenture (a “Fundamental Change”), at a price equal to par plus accrued and unpaid interest. In the event of a conversion in connection with a Fundamental Change, the Conversion Price will be adjusted by a usual and customary Fundamental Change “make-whole table” to be agreed in the Indenture. The Indenture will include restrictive covenants that, among other things, will limit the ability of the post-Business Combination company to incur senior debt in excess of $50,000,000, subject to certain qualifications and exceptions set forth in the Indenture. The Indenture also will include customary events of default.

The closing of the Convertible Notes Financing is contingent upon, among other things, the substantially concurrent consummation of the Business Combination.  LNFA has agreed to execute a registration rights agreement for the benefit of the Note Investors, providing for customary demand, shelf and piggyback registration rights and otherwise in form and substance acceptable to the Note Investors and LNFA.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 17,250,000 and 17,250,000 Class A ordinary shares issued and outstanding subject to possible redemption which are presented as temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 4,312,500 Class B ordinary shares issued and outstanding.

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

NOTE 8 —WARRANTS

At December 31, 2021 and 2020, there were 8,625,000 Public Warrants and 7,588,430 Private Placement Warrants, respectively outstanding. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2021 and 2020, assets held in the Trust Account were comprised of $175,110,029 and $175,089,531, respectively in a money market fund which is invested in U.S. Treasury Securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level as of December 31, 2021	December 31, 2021	December 31, 2020
Assets:
Marketable investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$175,110,029	$175,089,531
Liabilities:
Warrant liability – Public Warrants	1	6,028,013	—
Warrant liability – Public Warrants	3	—	14,403,750
Warrant liability – Private Placement Warrants	3	12,609,407	13,659,174

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $6,028,013.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Fair value as of January 1, 2021	$28,062,924
Change in fair value	(10,825,645)
Transfer of Public warrants to level 1	(5,778,750)
Fair value as of March 31, 2021	11,458,529
Change in fair value	1,081,281
Fair value as of June 30, 2021	12,539,810
Change in fair value	(443,828)
Fair value as of September 30, 2021	$12,095,982
Change in fair value	513,425
Fair value as of December 31, 2021	$12,609,407

The Private Warrants were valued as of November 23, 2020 and subsequent periods using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants as of November 23, 2020 and December 31, 2020, for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the Public

Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date.

The key inputs into the Black-Scholes-Merton model for the Private Placement Warrants were as follows:

Input	December 31, 2021	December 31, 2020
Risk-free interest rate	1.26%	0.56%
Trading days per year	252	252
Volatility	22.0%	28.0%
Exercise price	$11.50	$11.50
Stock Price	$10.03	$9.54

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.