Form 10-Q
period 2022-03-31
L&F Acquisition Corp.
filed 2022-05-16
CIK 1823575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, there were 3,425,689 Class A ordinary shares, $0.0001 par value and 4,312,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

L&F ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

L&F ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$263,247	$575,739
Prepaid expenses	6,667	9,167
Total Current Assets	269,914	584,906

Marketable investments held in Trust Account	175,126,678	175,110,029
TOTAL ASSETS	$175,396,592	$175,694,935

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$4,233,547	$2,785,180
Accrued offering costs	350,000	350,000
Total Current Liabilities	4,583,547	3,135,180

Deferred underwriting fee payable	6,037,500	6,037,500
Warrant Liabilities	9,912,695	18,637,420
Total Liabilities	20,533,742	27,810,100

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 17,250,000 shares at $10.15 per share at March 31, 2022 and December 31, 2021	175,087,500	175,087,500

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021 (not including 17,250,000 shares subject to redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(20,225,081)	(27,203,096)
Total Shareholders’ Deficit	(20,224,650)	(27,202,665)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$175,396,592	$175,694,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

L&F ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

Operating Costs	$1,763,359	$247,495
Loss from operations	(1,763,359)	(247,495)

Other income:
Change in fair value of warrant liabilities	8,724,725	10,825,645
Interest earned on marketable investments held in Trust Account	16,649	8,192
Total other income	8,741,374	10,833,837

Net income	$6,978,015	$10,586,342

Weighted average shares outstanding of Class A ordinary shares	17,250,000	17,250,000
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.32	$0.49

Weighted average shares outstanding of Class B ordinary shares	4,312,500	4,312,500
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.32	$0.49

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

L&F ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	4,312,500	$431	$—	$(27,203,096)	$(27,202,665)

Net income	—	—	—	—	—	6,978,015	6,978,015

Balance — March 31, 2022	—	$—	4,312,500	$431	$—	$(20,225,081)	$(20,224,650)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	4,312,500	$431	$—	$(32,801,182)	$(32,800,751)

Net income	—	—	—	—	—	10,586,342	10,586,342

Balance — March 31, 2021	—	$—	4,312,500	$431	$—	$(22,214,840)	$(22,214,409)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

L&F ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,978,015	$10,586,342
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(8,724,725)	(10,825,645)
Interest earned on marketable investments held in Trust Account	(16,649)	(8,192)
Changes in operating assets and liabilities:
Prepaid expenses	2,500	74,552
Accrued expenses	1,448,367	123,099
Net cash used in operating activities	(312,492)	(49,844)

Net Change in Cash	(312,492)	(49,844)
Cash – Beginning	575,739	1,478,928
Cash – Ending	$263,247	$1,429,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

L&F ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

L&F Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 20, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. On November 23, 2021, L&F Acquisition Holdings, LLC. (“Merger Sub”), a Delaware corporation and a wholly owned subsidiary of L&F Acquisition Corp., was formed.

The Company is not limited to a particular industry or sector for purposes of consummating a business combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s identifying a target company for a business combination, and activities in connection with the proposed business combination with ZeroFox, Inc. (“ZeroFox”) and ID Experts Holdings, Inc. (“IDX” and, together with ZeroFox, the “Target Companies”) (the “Business Combination”). The Company will not generate any operating revenues until after the completion of the Business Combination or, if the Business Combination is not consummated, an alternative business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on November 23, 2020 and the underwriters full exercise of its over-allotment option on November 25, 2020, an amount of approximately $175,087,500 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a business combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination or an alternative business combination, either (i) in connection with a general meeting called to approve the Business Combination or an alternative business combination or (ii) by means of a tender offer. The Business Combination requires shareholder approval. In the event the Business Combination is not consummated, in connection with any alternative proposed business combination,  the decision as to whether the Company will seek shareholder approval of an alternative business combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the business combination (initially $10.15 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a with respect to the Public Warrants.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a business combination and (b) not to propose an amendment to the amended and restated memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial business combination or to redeem 100% of the Public Shares if the Company does not complete a business combination within the Extended Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.

The Company previously had until May 23, 2022 to consummate a business combination. On May 3, 2022, the Company held an extraordinary general meeting of the shareholders pursuant to which its shareholders approved amending the Company’s memorandum and articles of association (the “Charter Amendment”) to extend the date by which the Company has to consummate a business combination from May 23, 2022 to August 24, 2022. The Company’s shareholders approved the Charter Amendment and as such the Company now has until August 24, 2022 to consummate a business combination (the “Extended Combination Period”). On May 3, 2022, the Company filed the Charter Amendment with the Registrar of Companies of the Cayman Islands. For further discussion of the Charter Amendment, please see the section titled Note 10 — Subsequent Events. However, if the Company has not completed a business combination within the Extended Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company's warrants, which will expire worthless if the Company fails to complete a Business combination within the Extended Combination Period.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a business combination within the Extended Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a business combination within the Extended Combination Period. The underwriter has agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a business combination within the Extended Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than $10.15.

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

Going Concern

As of March 31, 2022, the Company had $263,247 in its operating bank accounts, $175,126,678 in marketable securities held in the Trust Account to be used for the Business Combination or an alternative business combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $4,313,633.

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

Additionally, In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 24, 2022 to consummate the Business Combination or a proposed alternative business combination. It is uncertain that the Company will be able to consummate the Business Combination or a proposed alternative business combination by this time. If the Business Combination or a proposed alternative business combination is not consummated by August 24, 2022, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should the Business Combination or a proposed alternative business combination not occur, potential subsequent dissolution, and working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 24, 2022.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 14, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in a money market fund that only holds U.S. Treasury Securities.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed consolidated statements of operations. Offering costs associated with the Class A ordinary share issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $9,243,241 were charged to shareholders’ equity and offering costs amounting to $807,424 were charged to the statement of operations upon the completion of the Initial Public Offering (see Note 1).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

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

At March 31, 2022 and December 31, 2021,  the Class A ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$175,087,500
Less:
Proceeds allocated to Public Warrants	(13,196,250)
Class A ordinary shares issuance costs	(9,243,241)
Excess funds in trust from sale of Private Warrants	(2,587,500)
Plus:
Accretion of carrying value to redemption value	25,026,991
Class A ordinary shares subject to possible redemption	$175,087,500

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board ("FASB") ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,213,430 Class A ordinary shares in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$5,582,412	$1,395,603	$8,469,074	$2,117,268
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,312,500	17,250,000	4,312,500
Basic and diluted net income per ordinary share	$0.32	$0.32	$0.49	$0.49

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed consolidated balance sheet, primarily due to their short-term nature, other than warrant liabilities (see Note 9).

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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the FASB Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $5,000,000 and Jefferies LLC purchased an aggregate of 1,859,505 Private Placement Warrants at a price of approximately $1.21 per Private Placement Warrant, for an aggregate purchase price of approximately $2,250,000. In connection with the underwriter’s full exercise of its over-allotment option, the Company also consummated the sale of an additional 728,925 Private Placement Warrants, 450,000 of which were sold to the Sponsor at $1.00 per Private Placement Warrant and 278,925 of which were sold to Jefferies LLC at approximately $1.21 per Private Placement Warrant, respectively, generating total proceeds of $787,500. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete the Business Combination or a proposed alternative business combination within the Extended Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. In accordance with FINRA Rule 5110(g)(8)(A), the Private Placement Warrants purchased by Jefferies LLC will not be exercisable for more than five years from the effective date of the registration statement filed in connection with the Company’s Initial Public Offering for so long as they are held by the Jefferies LLC.

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (A) one year after the completion of the Business Combination or a proposed alternative business combination and (B) subsequent to the Business Combination or a proposed alternative business combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or a proposed alternative business combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Administrative Support Agreement

Commencing on November 18, 2020, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Business Combination or a proposed alternative business combination or its liquidation, the Company will cease paying these monthly fees. For each of the three months ended March 31, 2022 and 2021, the Company incurred and paid $30,000 in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with the Business Combination or a proposed alternative business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination or a proposed alternative business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the Business Combination or a proposed alternative business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of the Business Combination or a proposed alternative business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination or proposed alternative business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, its results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration and Shareholders Rights

Pursuant to a registration and shareholders rights agreement entered into on November 23, 2020, the holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans) will have registration rights to require the Company to register a sale of any of securities held by them. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of the Business Combination or a proposed alternative business combination. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $6,037,500 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes the Business Combination or a proposed alternative business combination, subject to the terms of the underwriting agreement.

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

The Mergers and the other transactions contemplated by the Business Combination Agreement are herein referred to as the Business Combination.  The Business Combination is expected to close in the first half of 2022, following the receipt of the required approval by LNFA’s shareholders and the fulfillment of other customary closing conditions.

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

Advisory Services

The Company entered into an advisory agreement with Jefferies LLC (“Jefferies”). Jeffries will act as (i) the Company’s exclusive financial advisor and exclusive capital markets advisor in connection with the Business Combination involving one or both of the Target Companies and (ii) sole and exclusive (other than with respect to Stifel Financial Corp. (“Stifel”). If the pending Business Combination with ZeroFox and/or IDX does not occur, the Company will not be required to pay any contingent fees in connection with this agreement.

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

The Company entered into an agreement with Stifel, Nicolaus & Company, Incorporated (“Stifel”). Stifel will endeavor to obtain one or more commitments for the Financing (individually a “Commitment” and collectively the “Commitments”) from one or more financial institutions or other sources other than any affiliates of the Company, ZeroFOX or IDX. (the “Investors”). If the Business Combination does not occur, the Company will not be required to pay any contingent fees in connection with this agreement.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares  — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —  The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 17,250,000 Class A ordinary shares issued and outstanding subject to possible redemption which are presented as temporary equity.

Class B Ordinary Shares  — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 4,312,500 Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the appointment of directors prior to the Business Combination or a proposed alternative business combination. Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the Business Combination or a proposed alternative business combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the Business Combination or a proposed alternative business combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after completion of this offering, plus the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Business Combination or a proposed alternative business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller the Business Combination or a proposed alternative business combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

NOTE 8 — WARRANTS

At March 31, 2022 and December 31, 2021, there were 8,625,000 Public Warrants and 7,588,430 Private Placement Warrants, respectively outstanding. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of the Business Combination or a proposed alternative business combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of the Business Combination or a proposed alternative business combination or earlier upon redemption or liquidation.
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

The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of the Business Combination or a proposed alternative business combination it will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement and a current prospectus relating thereto until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the Business Combination or a proposed alternative business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete the Business Combination or a proposed alternative business combination within the Extended Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Business Combination or a proposed alternative business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination or a proposed alternative business combination on the date of the consummation of the Business Combination or a proposed alternative business combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 10 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination or a proposed alternative business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of the Business Combination or a proposed alternative business combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers, Jefferies LLC or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers, Jefferies LLC or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Further, in accordance with FINRA Rule 5110(g)(8)(A), the Private Placement Warrants purchased by Jefferies LLC will not be exercisable for more than five years from the effective date of the registration statement filed in connection with the Company’s Initial Public Offering for so long as they are held by the Jefferies LLC.

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

At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $175,126,678 and $175,110,029, respectively in a money market fund which is invested in U.S. Treasury Securities. During March 31, 2022 and December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$175,126,678	$175,110,029
Liabilities:
Warrant liabilities – Public Warrants	1	2,630,625	6,028,013
Warrant liabilities – Private Placement Warrants	3	7,282,070	12,609,407

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $6,028,013.

The following table presents the changes in the fair value of Level 3 warrant liabilities at March 31, 2022 and March 31, 2021:

Fair value as of December 31, 2021	$12,609,407
Change in fair value	(5,327,337)
Fair value as of March 31, 2022	$7,282,070

Fair value as of December 31, 2020	$28,062,924
Change in fair value	(10,825,645)
Transfer of Public warrants to level 1	(5,778,750)
Fair value as of March 31, 2021	$11,458,529

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

The key inputs into the Black-Scholes-Merton model for the Private Placement Warrants were as follows:

Input	March 31, 2022	December 31, 2021
Risk-free interest rate	2.42%	1.26%
Trading days per year	252	252
Volatility	11.0%	22.0%
Exercise price	$11.50	$11.50
Stock Price	$10.12	$10.03

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Other than as described in below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Amendment to extend the Date to Consummate a Business Combination

On May 3, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a business combination from May 23, 2022 to August 24, 2022. In connection with the approval of the extension, shareholders elected to redeem 13,824,311 Class A Ordinary Shares. As a result, $140,378,518 (or approximately $10.15 per share) was released from the Trust Account to pay such shareholders and 3,425,689 Class A Ordinary Shares were outstanding as of May 16, 2022.

Refer to the Current Report on Form 8-K filed on May 4, 2022 for further information regarding the Charter Amendment.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Common Equity Investment

Concurrently with the execution of the Business Combination Agreement, LNFA entered into the Common Equity Subscription Agreements with the ZF Investors, and the IDX Investors. Pursuant to the Common Equity Subscription Agreements, the investors agreed to the Common Equity PIPE Financing.

In addition, on December 16, 2021, the ZF PIK Promissory Notes for an aggregate purchase price of $5,000,000. Such ZF PIK Promissory Notes accrue interest that will be paid-in-kind at a rate of 5.0% per annum. If the Closing occurs, the repayment of the original principal amount of the ZF PIK Promissory Notes may be offset against amounts owed by the ZF investors under their Common Equity Subscription Agreements.

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

Convertible Notes Investment

In connection with signing the Business Combination Agreement, LNFA entered into the Convertible Note Subscription Agreements with affiliates of the Note Investors, in respect of the Convertible Notes Financing. The principal terms of the Notes are set forth in the Indenture attached as an exhibit to the Convertible Note Subscription Agreements, which shall be entered into by LNFA, the guarantors party thereto and the indenture trustee and the form of global note attached thereto. The Notes will bear interest at a rate of 7.00% per annum, payable quarterly in cash; provided, that the issuer may elect to pay interest in kind at 8.75% per annum, and the Notes will be convertible at an initial conversion price of $11.50, subject to customary anti-dilution adjustments, including with respect to the “Conversion Price, and shall mature on the date that is three years following the closing of the Convertible Notes Financing.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for the initial public offering, described below and identifying a target company for a business combination, and activities in connection with the Business Combination with the Target Companies . We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable investments held in trust account after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2022, we had a net income of $6,978,015, which consists of change in fair value of warrant liabilities of $8,724,725 and interest earned on marketable investments held in Trust Account of $16,649, offset by operating costs of $1,763,359.

For the three months ended March 31, 2021, we had a net income of $10,586,342, which consists of change in fair value of warrant liabilities of $10,825,645 and interest earned on marketable investments held in Trust Account of $8,192, offset by operating costs of $247,495.

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

For the three months ended March 31, 2022, net cash used in operating activities was $312,492. Net income of $6,978,015 was affected by change in fair value of warrant liabilities of $8,724,725 and interest earned on marketable investments held in trust account of $16,649. Changes in operating assets and liabilities provided $1,450,867 of cash from operating activities.

For the three months ended March 31, 2021, net cash used in operating activities was $49,844. Net income of $10,586,342 was affected by change in fair value of warrant liabilities of $10,825,645 and interest earned on marketable investments held in trust account of $8,192. Changes in operating assets and liabilities provided $197,651 of cash from operating activities.

At March 31, 2022, we had cash and marketable securities held in the trust account of $175,126,678. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2022, we had cash of $263,247 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 24, 2022 to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 24, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

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

Warrant Liabilities

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the FASB Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on form 10-K filed with the SEC on March 14, 2022 and our Form S-4, initially filed on February 7, 2022 and as amended from time to time. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

L&F ACQUISITION CORP.

Date: May 16, 2022		/s/ Adam Gerchen
	Name:	Adam Gerchen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022		/s/ Tom Gazdziak
	Name:	Tom Gazdziak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)