Form 10-Q
period 2022-06-30
L&F Acquisition Corp.
filed 2022-07-28
CIK 1823575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-39722

L&F ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1557361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 North Riverside Plaza, Suite 5200 Chicago, Illinois	60606
(Address of principal executive offices)	(Zip Code)

(312) 705-2786
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one redeemable warrant	LNFA.U	NYSE American LLC
Class A Ordinary Shares, $0.0001 par value	LNFA	NYSE American LLC
Warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	LNFA WS	NYSE American LLC

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

As of July 27, 2022, there were 3,425,689 Class A ordinary shares, $0.0001 par value and 4,312,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

L&F ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

L&F ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$157,110	$575,739
Prepaid expenses	39,656	9,167
Total Current Assets	196,766	584,906

Marketable investments held in Trust Account	34,831,528	175,110,029
TOTAL ASSETS	$35,028,294	$175,694,935

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$6,253,445	$2,785,180
Accrued offering costs	350,000	350,000
Total Current Liabilities	6,603,445	3,135,180

Deferred underwriting fee payable	6,037,500	6,037,500
Warrant Liabilities	4,198,258	18,637,420
Total Liabilities	16,839,203	27,810,100

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 3,425,689 shares at $10.17 per share at June 30, 2022 and 17,250,000 shares at $10.15 at December 31, 2021	34,831,528	175,087,500

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021 (not including 3,425,689 and 17,250,000 shares subject to redemption, respectively)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,312,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(16,642,868)	(27,203,096)
Total Shareholders’ Deficit	(16,642,437)	(27,202,665)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$35,028,294	$175,694,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

L&F ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Operating costs	$2,093,046	$201,223	$3,856,405	$448,718
Loss from operations	(2,093,046)	(201,223)	(3,856,405)	(448,718)

Other income (expense):
Change in fair value of warrant liabilities	5,714,437	(2,460,419)	14,439,162	8,365,226
Interest earned on marketable investments held in Trust Account	83,368	6,354	100,017	14,546
Total other income (expense)	5,797,805	(2,454,065)	14,539,179	8,379,772

Net income (loss)	$3,704,759	$(2,655,288)	$10,682,774	$7,931,054

Weighted average shares outstanding of Class A ordinary shares	8,341,000	17,250,000	12,795,500	17,250,000
Basic and diluted net income (loss) per ordinary share, Class A ordinary shares	$0.29	$(0.12)	$0.62	$0.37

Weighted average shares outstanding of Class B ordinary shares	4,312,500	4,312,500	4,312,500	4,312,500
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.29	$(0.12)	$0.62	$0.37

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

L&F ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
 (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	4,312,500	$431	$—	$(27,203,096)	$(27,202,665)

Net income	—	—	—	—	—	6,978,015	6,978,015

Balance — March 31, 2022	—	$—	4,312,500	$431	$—	$(20,225,081)	$(20,224,650)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(122,546)	(122,546)

Net income	—	—	—	—	—	3,704,759	3,704,759

Balance — June 30, 2022	—	$—	4,312,500	$431	$—	$(16,642,868)	$(16,642,437)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	—	$—	4,312,500	$431	$—	$(32,801,182)	$(32,800,751)

Net income	—	—	—	—	—	10,586,342	10,586,342

Balance — March 31, 2021	—	$—	4,312,500	$431	$—	$(22,214,840)	$(22,214,409)

Net loss	—	—	—	—	—	(2,655,288)	(2,655,288)

Balance — June 30, 2021	—	$—	4,312,500	$431	$—	$(24,870,128)	$(24,869,697)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

L&F ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$10,682,774	$7,931,054
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(14,439,162)	(8,365,226)
Interest earned on marketable investments held in Trust Account	(100,017)	(14,546)
Changes in operating assets and liabilities:
Prepaid expenses	(30,489)	111,678
Accrued expenses	3,468,265	150,116
Net cash used in operating activities	(418,629)	(186,924)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	140,378,518	—
Net cash provided by investing activities	140,378,518	—

Cash Flows from Financing Activities:
Redemption of ordinary shares	(140,378,518)	—
Net cash used in financing activities	(140,378,518)	—

Net Change in Cash	(418,629)	(186,924)
Cash – Beginning	575,739	1,478,928
Cash – Ending	$157,110	$1,292,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

L&F ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s identifying a target company for a business combination, and activities in connection with the proposed business combination with ZeroFox, Inc. (“ZeroFox”) and ID Experts Holdings, Inc. (“IDX” and, together with ZeroFox, the “Target Companies”) (the “Business Combination”). The Company will not generate any operating revenues until after the completion of the Business Combination or, if the Business Combination is not consummated, an alternative business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 18, 2020. On November 23, 2020, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $150,000,000 which is described in Note 3. Upon the consummation of the Initial Public Offering, the Company’s securities were listed on the New York Stock Exchange (“NYSE”). On June 7, 2022, the Company issued a press release and filed a current report on Form 8-K announcing its voluntary transfer of its securities from NYSE to NYSE American LLC. On June 10, 2022, the transfer of the securities became effective.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $157,110 in its operating bank accounts, $34,831,528 in marketable securities held in the Trust Account to be used for the Business Combination or an alternative business combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $6,406,679.

On May 3, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a business combination from May 23, 2022, to August 24, 2022. In connection with the approval of the extension, shareholders elected to redeem 13,824,311 Class A Ordinary Shares. As a result, $140,378,518 (or approximately $10.15 per share) was released from the Trust Account to pay such shareholders and 3,425,689 Class A Ordinary Shares were outstanding as of May 16, 2022. Refer to the Current Report on Form 8-K filed on May 4, 2022, for further information regarding the Charter Amendment.

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

Additionally, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 24, 2022, to consummate the Business Combination or a proposed alternative business combination. It is uncertain that the Company will be able to consummate the Business Combination or a proposed alternative business combination by this time. If the Business Combination or a proposed alternative business combination is not consummated by August 24, 2022, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should the Business Combination or a proposed alternative business combination not occur, potential subsequent dissolution, and working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 24, 2022.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on March 14, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the period ending December 31, 2022, or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in a money market fund that only holds U.S. Treasury Securities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

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

At June 30, 2022 and December 31, 2021,  the Class A ordinary shares reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$175,087,500
Less:
Proceeds allocated to Public Warrants	(13,196,250)
Class A ordinary shares issuance costs	(9,243,241)
Excess funds in trust from sale of Private Warrants	(2,587,500)
Plus:
Accretion of carrying value to redemption value	25,026,991
Class A ordinary shares subject to possible redemption at December 31, 2021	$175,087,500
Plus:
Accretion of carrying value to redemption value	122,546
Less:
Redemption of Class A ordinary shares	(140,378,518)
Class A ordinary shares subject to possible redemption at June 30, 2022	$34,831,528

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,213,430 Class A ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net loss (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,442,122	$1,262,637	$(2,124,230)	$(531,058)	$7,989,913	$2,692,861	$6,344,843	$1,586,211
Denominator:
Basic and diluted weighted average shares outstanding	8,341,000	4,312,500	17,250,000	4,312,500	12,795,500	4,312,500	17,250,000	4,312,500
Basic and diluted net income (loss) per ordinary share	$0.29	0.29	$(0.12)	$(0.12)	$0.62	$0.62	$0.37	$0.37

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed consolidated balance sheets, primarily due to their short-term nature, other than warrant liabilities (see Note 9).

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

Recent Accounting Standards

In October 2021, the FASB issued ASU No. 2021-08, Accounting Standards Update No. 2021-08 Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. As a result of the amendments, it is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its preacquisition financial statements. The standard is effective for the Company for annual reporting periods beginning after December 15, 2022, and early adoption is permitted. The Company elected to early adopt ASU No. 2021-08 for fiscal year 2023. There was no impact to the Company's condensed consolidated financial statements for the three and six months ended June 30, 2022. The Company expects that the adoption of ASU No. 2021-08 will simplify the accounting for the anticipated merger transaction (see Note 6), as it will permit the Company to record the contract assets and liabilities acquired from ZeroFox and/or IDX to be recorded at book value rather than an estimated fair value.

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

Administrative Support Agreement

Commencing on November 18, 2020, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Business Combination or a proposed alternative business combination or its liquidation, the Company will cease paying these monthly fees. For each of the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, respectively, of which $30,000 is accrued on the Company’s condensed consolidated balance sheet. For each of the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively.

Related Party Loans

In order to finance transaction costs in connection with the Business Combination or a proposed alternative business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the Business Combination or a proposed alternative business combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the Business Combination or a proposed alternative business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of the Business Combination or a proposed alternative business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination or proposed alternative business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

The Mergers and the other transactions contemplated by the Business Combination Agreement are herein referred to as the Business Combination.  The Business Combination is expected to close in the August 2022, following the receipt of the required approval by LNFA’s shareholders and the fulfillment of other customary closing conditions.

On May 3, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a business combination from May 23, 2022, to August 24, 2022. In connection with the approval of the extension, shareholders elected to redeem 13,824,311 Class A Ordinary Shares. As a result, $140,378,518 (or approximately $10.15 per share) was released from the Trust Account to pay such shareholders and 3,425,689 Class A Ordinary Shares were outstanding as of May 16, 2022.

Refer to the Current Report on Form 8-K filed on May 4, 2022, for further information regarding the Charter Amendment.

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

Advisory Services

The Company entered into an advisory agreement with Jefferies LLC (“Jefferies”). Jeffries will act as (i) the Company’s exclusive financial advisor and exclusive capital markets advisor in connection with the Business Combination involving one or both of the Target Companies and (ii) sole and exclusive (other than with respect to Stifel, Nicolaus & Company, Incorporated (“Stifel”)). If the pending Business Combination with ZeroFox and/or IDX does not occur, the Company will not be required to pay any contingent fees in connection with this agreement.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares  — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares  —  The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 3,425,689 and  17,250,000 Class A ordinary shares issued and outstanding subject to possible redemption, respectively, which are presented as temporary equity.

On May 3, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a business combination from May 23, 2022, to August 24, 2022. In connection with the approval of the extension, shareholders elected to redeem 13,824,311 Class A Ordinary Shares.

Class B Ordinary Shares  — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 4,312,500 Class B ordinary shares issued and outstanding.

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

NOTE 8 — WARRANTS

At June 30, 2022 and December 31, 2021, there were 8,625,000 Public Warrants and 7,588,430 Private Placement Warrants, respectively, outstanding. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of the Business Combination or a proposed alternative business combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of the Business Combination or a proposed alternative business combination or earlier upon redemption or liquidation.

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

At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $34,831,528 and $175,110,029, respectively in a money market fund which is invested in U.S. Treasury Securities. During June 30, 2022 and December 31, 2021, the Company did not withdraw any interest income from the Trust Account, respectively.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$34,831,528	$175,110,029
Liabilities:
Warrant liabilities – Public Warrants	2	1,336,013	6,028,013
Warrant liabilities – Private Placement Warrants	3	2,862,245	12,609,407

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during six months ended June 30, 2021 was $5,778,750.

The following table presents the changes in the fair value of Level 3 warrant liabilities at June 30, 2022 and June 30, 2021:

Fair value as of December 31, 2021	$12,609,407
Change in fair value	(9,747,162)
Fair value as of June 30, 2022	$2,862,245

Fair value as of December 31, 2020	$28,062,924
Change in fair value	(9,744,364)
Transfer of Public warrants to level 1	(5,778,750)
Fair value as of June 30, 2021	$12,539,810

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

The key inputs into the Black-Scholes-Merton model for the Private Placement Warrants were as follows:

Input	June 30, 2022	December 31, 2021
Risk-free interest rate	3.01%	1.26%
Trading days per year	252	252
Volatility	3.00%	22.0%
Exercise price	$11.50	$11.50
Stock Price	$10.09	$10.03

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022, were organizational activities and those necessary to prepare for the initial public offering, described below and identifying a target company for a business combination, and activities in connection with the Business Combination with the Target Companies. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable investments held in trust account after the initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2022, we had a net income of $3,704,759, which consists of change in fair value of warrant liabilities of $5,714,437 and interest earned on marketable investments held in Trust Account of $83,368, partially offset by operating costs of $2,093,046.

For the six months ended June 30, 2022, we had a net income of $10,682,774, which consists of change in fair value of warrant liabilities of $14,439,162 and interest earned on marketable investments held in Trust Account of $100,017, partially offset by operating costs of $3,856,405.

For the three months ended June 30, 2021, we had a net loss of $2,655,288, which consists of change in fair value of warrant liabilities of $2,460,419 and operating costs of $201,223, partially offset by interest earned on marketable investments held in Trust Account of $6,354.

For the six months ended June 30, 2021, we had a net income of $7,931,054 which consists of change in fair value of warrant liabilities of $8,365,226 and interest earned on marketable investments held in Trust Account of $14,546, partially offset by operating costs of $448,718.

For the six months ended June 30, 2021, we had a net income of $7,931,054 which consists of change in fair value of warrant liabilities of $8,365,226 and interest earned on marketable investments held in Trust Account of $14,546, offset by operating costs of $448,718.

Liquidity, Capital Resources and Going Concern

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

For the six months ended June 30, 2022, net cash used in operating activities was $418,629. Net income of $10,682,774 was affected by change in fair value of warrant liabilities of $14,439,162 and interest earned on marketable investments held in trust account of $100,017. Changes in operating assets and liabilities provided $3,437,776 of cash from operating activities.

For the six months ended June 30, 2021, net cash used in operating activities was $186,124. Net income of $7,931,054 was affected by change in fair value of warrant liabilities of $8,365,226 and interest earned on marketable investments held in trust account of $14,546. Changes in operating assets and liabilities provided $261,794 of cash from operating activities.

At June 30, 2022, we had cash and marketable securities held in the trust account of $34,831,528. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our business combination. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2022, we had cash of $157,110 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 24, 2022, to consummate a business combination. It is uncertain that the Company will be able to consummate a business combination by this time. If the Business Combination or a proposed alternative business combination is not consummated by August 24, 2022, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should the Business Combination or a proposed alternative business combination not occur, potential subsequent dissolution, and working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 24, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board (“FASB”) ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Accounting Standards Update No. 2021-08 Business Combinations (Topic 805) Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. As a result of the amendments, it is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its preacquisition financial statements. The standard is effective for the Company for annual reporting periods beginning after December 15, 2022, and early adoption is permitted. The Company elected to early adopt ASU No. 2021-08 for fiscal year 2023. There was no impact to the Company's condensed consolidated financial statements for the three and six months ended June 30, 2022. The Company expects that the adoption of ASU No. 2021-08 will simplify the accounting for the anticipated merger transaction (see Note 6), as it will permit the Company to record the contract assets and liabilities acquired from ZeroFox and/or IDX to be recorded at book value rather than an estimated fair value.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. Management since identifying the material weakness has implemented additional controls, testing on these controls has not yet been performed.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on form 10-K filed with the SEC on March 14, 2022, and our Form S-4, initially filed on February 7, 2022 as amended. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

L&F ACQUISITION CORP.

Date: July 27, 2022		/s/ Adam Gerchen
	Name:	Adam Gerchen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2022		/s/ Tom Gazdziak
	Name:	Tom Gazdziak
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)