Form 10-Q
period 2022-10-31
ZeroFox Holdings, Inc.
filed 2022-12-14
CIK 1823575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number: 001-39722

ZeroFox Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1557361
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1834 S. Charles Street Baltimore, Maryland	21230
(Address of principal executive offices)	(Zip Code)

(855) 936-9369

(Registrant’s telephone number, including area code)

L&F Acquisition Corp.

150 North Riverside Plaza, Suite 5200

Chicago, Illinois 60606

December 31

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	ZFOX ZFOXW	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 13, 2022, the registrant had 118,178,028 shares of common stock, $0.0001 par value per share, outstanding.

Explanatory Note

This quarterly report on Form 10-Q of ZeroFox Holdings, Inc. (the Company) includes the consolidated financial statements of:

•
The Company as of October 31, 2022, and for the period August 4, 2022, through October 31, 2022;
•
The Company's predecessor, ZeroFox, Inc. (the Predecessor), as of January 31, 2022, and for the periods February 1, 2022, through August 3, 2022, and for the nine months ended October 31, 2021, presented within the financial statements of the Company as prior periods (see Note 2); and
•
The Company's other predecessor, ID Experts Holdings, Inc. , as of August 3, 2022, and December 31, 2021, and for the periods January 1, 2022, through August 3, 2022, and for the nine months ended September 30, 2021, presented as separate financial statements.

As of August 3, 2022, the Company merged with ZeroFox, Inc. and IDX (the Business Combination) at which time ZeroFox, Inc. and IDX became indirect, wholly-owned subsidiaries of the Company. The consolidated financial statements of the Company as of October 31, 2022, and for the period August 4, 2022, through October 31, 2022, include the financial results of both ZeroFox, Inc. and IDX for the same period. As the consolidated financial results of the Company as of October 31, 2022, and for the period August 4, 2022, through October 31, 2022, are presented alongside the financial results of its primary predecessor, ZeroFox, Inc., there is a lack of comparability between the periods presented. Therefore, the discussion of the Company’s results of operations, cash flows, and financial condition set forth in this report does not include a comparison of the Company's results with the prior period results of ZeroFox, Inc. Moreover, the financial statements for the Company’s predecessors are not necessarily indicative of the Company’s results of operations, cash flows, or financial position following the completion of the Business Combination.

Consistent with SEC Financial Reporting Manual section 1170.2(b), the financial statements of the prior periods of the registrant (i.e., ZeroFox Holdings, Inc.) are not included in this quarterly report as this quarterly report includes the period containing the Business Combination and the registrant had only nominal statement of comprehensive loss activity during the period excluded from this quarterly report.

In the Company's Current Report on Form 8-K filed on August 9, 2022, the Company disclosed that it would file transition period financial statements for the registrant covering the period July 1, 2022, through August 3, 2022, due to the change in fiscal year of the registrant from December 31 to January 31. This quarterly report does not include transition period financial statements for the registrant as the registrant had only nominal statement of comprehensive loss activity during the transition period. The Company will file audited financial statements for the registrant for the period January 1, 2022, through August 3, 2022, in a future registration statement.

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. The inclusion of any statement in this report does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material. These risks and uncertainties include, but are not limited to, the following: our ability to recognize the anticipated benefits of the Business Combination; defects, errors, or vulnerabilities in the Company's platform, the failure of the Company's platform to block malware or prevent a security breach, misuse of the Company's platform, or risks of product liability claims that would harm our reputation and adversely impact our business, operating results, and financial condition; if our enterprise platform offerings do not interoperate with our customers’ network and security infrastructure, or with third-party products, websites or services, our results of operations may be harmed; we may not timely and cost-effectively scale and adapt our existing technology to meet our customers’ performance and other requirements; our ability to introduce new products and solutions and features is dependent on adequate research and development resources and our ability to successfully complete acquisitions; our success depends, in part, on the integrity and scalability of our systems and infrastructure; we rely on third-party cloud providers, such as Microsoft Azure, Amazon Web Services, and Cloudflare, to host and operate our platform, and any disruption of or interference with our use of these offerings may negatively affect our ability to maintain the performance and reliability of our platform which could cause our business to suffer; we rely on software and services from other parties; our predecessor, ZeroFox, Inc., has a history of losses, and we may not be able to achieve or sustain profitability in the future; if organizations do not adopt cloud, and/or SaaS-delivered external cybersecurity solutions that may be based on new and untested security concepts, our ability to grow our business and our results of operations may be adversely affected; we have experienced rapid growth in recent periods, and if we do not manage our future growth, our business and results of operations will be adversely affected; we face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition, and results of operations; competitive pricing pressure may reduce revenue, gross profits, and adversely affect our financial results; adverse general and industry-specific economic and market conditions and reductions in customer spending, in either the private or public sector, including as a result of inflation and geopolitical uncertainty such as the ongoing conflict between Russia and Ukraine, may reduce demand for our platform or products and solutions, which could harm our business, financial condition and results of operations; the COVID-19 pandemic could adversely affect our business, operating results, and financial condition; if we fail to adapt to rapid technological change, evolving industry standards and changing customer needs, requirements or preferences, our ability to remain competitive could be impaired; historically, one U.S. government customer has accounted for a substantial portion of IDX’s revenues and accounts for a substantial portion of our revenues following the business combination; and we rely heavily on the services of our senior management team.

Additional information concerning these, and other risks, is described under the “Risk Factors” section of our final prospectus (Final Prospectus) filed with the Securities and Exchange Commission (SEC) pursuant to Rule 424(b) under the Securities Act of 1933 on October 7, 2022, in connection with our registration statement on Form S-1, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of ZeroFox Holdings, Inc.” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of ID Experts Holdings, Inc.” in Part I, Item 2 of this report and in the “Risk Factors” discussion under Part II, Item 1A of this report. We expressly disclaim any obligation to update any of these forward-looking statements, except to the extent required by applicable law.

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	Successor	Predecessor

	October 31,	January 31,
(in thousands, except share data)	2022	2022

Assets
Current assets:
Cash and cash equivalents	$53,421	$10,274
Accounts receivable, net of allowance for doubtful accounts	29,027	17,046
Deferred contract acquisition costs, current	5,054	4,174
Prepaid expenses and other assets	6,677	1,276
Total current assets	94,179	32,770

Property and equipment, net of accumulated depreciation	716	694
Capitalized software, net of accumulated amortization	169	914
Deferred contract acquisition costs, net of current portion	7,842	7,481
Acquired intangible assets, net of accumulated amortization	274,161	14,210
Goodwill	406,608	35,002
Other assets	627	319
Total assets	$784,302	$91,390

Liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,275	$4,276
Accrued compensation, accrued expenses, and other current liabilities	18,093	7,020
Current portion of long-term debt	938	5,970
Deferred revenue, current	45,956	29,532
Total current liabilities	68,262	46,798

Deferred revenue, net of current portion	7,104	9,299
Long-term debt, net of deferred financing costs	169,684	45,503
Warrants	2,108	10,709
Sponsor earnout shares	2,868	—
Deferred tax liability	31,038	—
Total liabilities	281,064	112,309

Commitments and contingencies (Note 12)

Redeemable convertible preferred stock	—	132,229

Stockholders' equity (deficit)
Successor common stock, $0.0001 par value; 136,657,312 authorized shares; 118,180,539 shares issued and outstanding	12	—
Predecessor common stock, $0.00001 par value; 319,462,878 authorized shares, 42,892,897 shares issued and outstanding	—	—
Additional paid-in capital	1,241,432	3,873
Accumulated deficit	(738,188)	(156,820)
Accumulated other comprehensive loss	(18)	(201)
Total stockholders’ equity (deficit)	503,238	(153,148)

Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$784,302	$91,390

See notes to condensed consolidated financial statements

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Successor	Predecessor		Successor	Predecessor
(in thousands, except share and per share data)	August 4, 2022 through October 31, 2022	August 1, 2022 through August 3, 2022	Three Months Ended October 31, 2021	August 4, 2022 through October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021

Revenue
Subscriptions	$15,174	$478	$10,178	$15,174	$27,946	$31,733
Services	27,815	16	1,739	27,815	1,291	2,873
Total revenue	42,989	494	11,917	42,989	29,237	34,606

Cost of revenue
Subscriptions	8,921	74	3,959	8,921	8,349	11,223
Services	21,359	3	321	21,359	457	789
Total cost of revenue	30,280	77	4,280	30,280	8,806	12,012

Gross profit	12,709	417	7,637	12,709	20,431	22,594

Operating expenses
Research and development	5,637	69	3,575	5,637	8,092	9,032
Sales and marketing	16,747	152	7,869	16,747	18,516	21,913
General and administrative	8,902	108	4,759	8,902	10,093	10,629
Goodwill impairment	698,650	—	—	698,650	—	—
Total operating expenses	729,936	329	16,203	729,936	36,701	41,574

(Loss) income from operations	(717,227)	88	(8,566)	(717,227)	(16,270)	(18,980)

Other (expense) income
Interest expense, net	(4,428)	(34)	(974)	(4,428)	(2,965)	(2,486)
Change in fair value of warrant liability	5,837	—	(1,862)	5,837	(2,059)	(7,182)
Change in fair value of sponsor earnout shares	9,211	—	—	9,211	—	—
Total other income (expense)	10,620	(34)	(2,836)	10,620	(5,024)	(9,668)
(Loss) income before income taxes	(706,607)	54	(11,402)	(706,607)	(21,294)	(28,648)

(Benefit from) provision for income taxes	(2,449)	-	48	(2,449)	111	104

Net (loss) income after tax	$(704,158)	$54	$(11,450)	$(704,158)	$(21,405)	$(28,752)
Net loss per share attributable to common stockholders, basic and diluted	$(6.03)	$-	$(0.27)	$(6.03)	$(0.50)	$(0.68)
Weighted-average shares used in computation of net loss per share attributable to common stockholders, basic and diluted:	116,853,297	43,214,825	42,080,111	116,853,297	43,041,209	41,996,063

Other comprehensive (loss) income
Foreign currency translation	(18)	(6)	(10)	(18)	36	(57)
Total other comprehensive (loss) income	(18)	(6)	(10)	(18)	36	(57)

Total comprehensive (loss) income	$(704,176)	$48	$(11,460)	$(704,176)	$(21,369)	$(28,809)

See notes to condensed consolidated financial statements

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

(Unaudited)

									Accumulated
							Additional		Other
(in thousands, except for share data)	L&F Class A Ordinary Shares		L&F Class B Ordinary Shares		Common Stock		Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Equity

Balance—August 3, 2022	3,425,689	$34,864	4,312,500	$-	—	$-	$-	$(34,030)	$-	$(34,030)
Repurchase of class A ordinary shares	(2,419,687)	(24,626)	—	—	—	—	—	—	—	—
Conversion to ZeroFox Holdings, Inc. Common Stock	(1,006,002)	(10,238)	(4,312,500)	—	5,318,502	1	10,205	—	—	10,206
Issuance of Common Stock to holders of ZeroFox, Inc.	—	—	—	—	82,030,308	8	898,224	—	—	898,232
Issuance of Common Stock to holders of IDX	—	—	—	—	27,849,942	3	304,954	—	—	304,957
Issuance of Common Stock to PIPE Subscribers	—	—	—	—	2,000,000	—	20,000	—	—	20,000
Exercise of warrants	—	—	—	—	784,907	—	7,632	—	—	7,632
Stock-based compensation expense	—	—	—	—	—	—	305	—	—	305
Exercise of options	—	—	—	—	196,880	—	112	—	—	112
Net loss	—	—	—	—	—	—	—	(704,158)	—	(704,158)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(18)	(18)
Balance—October 31, 2022	—	$—	—	$—	118,180,539	$12	$1,241,432	$(738,188)	$(18)	$503,238

See notes to condensed consolidated financial statements

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit

(Unaudited)

	Redeemable Convertible Preferred Stock																								Accumulated
	Series E		Series D-2		Series D-1		Series D		Series C-1		Series C		Series B		Series A		Series Seed		Total				Additional		Other
(in thousands, except for share data)	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Deficit

Balance—July 31, 2021	15,227,437	$33,248	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,376,115	$13,979	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	120,582,575	$132,229	42,008,052	$-	$3,317	$(135,683)	$(171)	$(132,537)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	194	—	—	194
Exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	197,437	—	50	—	—	50
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,450)	—	(11,450)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	-	(9)	(9)
Balance—October 31, 2021	15,227,437	$33,248	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,376,115	$13,979	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	120,582,575	$132,229	42,205,489	$—	$3,561	$(147,133)	$(180)	$(143,752)
See notes to condensed consolidated financial statements

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit

(Unaudited)

	Redeemable Convertible Preferred Stock																								Accumulated
	Series E		Series D-2		Series D-1		Series D		Series C-1		Series C		Series B		Series A		Series Seed		Total				Additional		Other
(in thousands, except for share data)	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Deficit

Balance—January 31, 2021	12,006,090	$25,409	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,376,115	$13,979	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	117,361,228	$124,390	41,904,944	$-	$2,975	$(118,381)	$(123)	$(115,529)
Issuance of Series E convertible preferred stock	3,221,347	7,839	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,221,347	7,839	—	—	—	—	—	-
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	514	—	—	514
Exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	300,545	—	72	—	—	72
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(28,752)	—	(28,752)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	-	(57)	(57)
Balance—October 31, 2021	15,227,437	$33,248	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,376,115	$13,979	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	120,582,575	$132,229	42,205,489	$—	$3,561	$(147,133)	$(180)	$(143,752)

Balance—January 31, 2022	15,227,437	$33,248	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,376,115	$13,979	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	120,582,575	$132,229	42,892,927	$-	$3,873	$(156,820)	$(201)	$(153,148)
Exercise of warrants	539,576	3,043	—	—	—	—	—	—	506,490	2,857	—	—	—	—	—	—	—	—	1,046,066	5,900
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	862	—	—	862
Exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	392,074	—	104	—	—	104
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,405)	—	(21,405)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	36	36
Balance—August 3, 2022	15,767,013	$36,291	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,882,605	$16,836	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	121,628,641	$138,129	43,285,001	$—	$4,839	$(178,225)	$(165)	$(173,551)

See notes to condensed consolidated financial statements

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor	Predecessor
(in thousands)	August 4, 2022 through October 31, 2022	February 1, 2022 through August 3, 2022	February 1, 2021 through October 31, 2021

Cash flows from operating activities:
Net loss	$(704,158)	$(21,405)	$(28,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	698,650	—	—
Depreciation and amortization	153	322	386
Amortization of software development costs	5	321	440
Amortization of acquired intangible assets	11,339	1,604	2,233
Amortization of deferred debt issuance costs	11	229	182
Stock-based compensation	305	861	514
Provision for bad debts	3	(7)	35
Change in fair value of warrants	(5,837)	2,059	7,182
Change in fair value of contingent consideration	—	—	(32)
Change in fair value of sponsor earnout shares	(9,211)	—	—
Deferred taxes	(2,546)	—	—
Noncash interest expense	3,184	303	116
Changes in operating assets and liabilities:
Accounts receivable	(3,125)	3,643	838
Deferred contract acquisition costs	(956)	(109)	(54)
Prepaid expenses and other assets	(1,641)	(1,498)	(502)
Accounts payable, accrued compensation, accrued expenses, and other current liabilities	(8,755)	(3,072)	1,678
Deferred revenue	467	2,926	1,396
Net cash used in operating activities	(22,112)	(13,823)	(14,340)

Cash flows from investing activities:
Proceeds from the Trust account	34,864	—	—
Business acquisition - IDX, net of cash acquired	(49,803)	—	—
Business acquisition - ZeroFox, net of cash acquired	(48,369)	—	—
Predecessor business acquisition	—	—	(3,791)
Purchases of property and equipment	(156)	(245)	(464)
Capitalized software	(174)	(501)	(567)
Net cash used in investing activities	(63,638)	(746)	(4,822)

Cash flows from financing activities:
Proceeds from issuance of convertibles notes, net of issuance costs	149,872	—	—
Proceeds from the PIPE	20,000	—	—
Exercise of stock options	112	104	72
Proceeds from issuance of debt, net of issuance costs	—	7,412	10,000
Repurchase of class A ordinary shares	(24,626)	—	—
Payment of deferred underwriting fee	(6,054)	—	—
Repayment of debt	(234)	(469)	(234)
Net cash provided by financing activities	139,070	7,047	9,838

Foreign exchange translation adjustment	(9)	54	(57)

Net change in cash, cash equivalents, and restricted cash	53,311	(7,468)	(9,381)

Cash, cash equivalents, and restricted cash, beginning of year	210	10,374	13,864

Cash, cash equivalents, and restricted cash, end of year	$53,521	$2,906	$4,483

Supplemental Cash Flow Information:
Cash paid for interest	$286	$2,266	$2,092
Cash paid for income taxes	—	50	36

Non-cash investing and financing activities:
Exercise of warrants	$(7,632)	$(5,900)	$-
Issuance of warrants along with issuance of debt	—	519	—
Note payable issued in connection with Business Combination	—	—	3,750
Issuance of redeemable convertible preferred stock in connection with acquisition	—	—	7,839

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	October 31, 2022	August 3, 2022	October 31, 2021
Cash and cash equivalents	$53,421	$2,806	$4,383
Restricted cash included in other assets	100	100	100
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$53,521	$2,906	$4,483

See notes to condensed consolidated financial statements

ZeroFox HOLDINGS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1: Organization and Description of Business

ZeroFox Holdings, Inc. (ZeroFox Holdings) is a holding company incorporated in the state of Delaware. ZeroFox Holdings was formerly known as L&F Acquisition Corp. (L&F) and was a blank check, Cayman Islands exempted company, incorporated on August 20, 2020. ZeroFox Holdings conducts its business through its wholly-owned, consolidated subsidiaries, primarily ZeroFox, Inc. and Identity Theft Guard Solutions, Inc.

On August 3, 2022 (the Closing Date), L&F, ZeroFox, Inc., and ID Experts Holdings, Inc. (IDX), consummated the business combination (the Business Combination) as contemplated by the Business Combination Agreement, dated as of December 17, 2021. In connection with the finalization of the Business Combination, L&F changed its name to ZeroFox Holdings, Inc. and changed its jurisdiction of incorporation from the Cayman Islands to the state of Delaware. The Company changed its fiscal year end to January 31.

The terms "ZeroFox", "the Company", and "Successor" refer to ZeroFox Holdings, Inc. and its subsidiaries, including ZeroFox, Inc. and ID Experts Holdings, Inc. after the Closing Date. The term "the Successor Period" refers to the duration of time following the finalization of the Business Combination through the end of current reporting period i.e., August 4, 2022, through October 31, 2022. The term "Predecessor" refers to ZeroFox, Inc. and its subsidiaries prior to the Closing Date. The term "the Year to Date Predecessor Period" refers to the duration of time from the first day of the current fiscal year through the finalization of the Business Combination i.e., February 1, 2022, through August 3, 2022. The term "the Quarter to Date Predecessor Period" refers to the duration of time from the first day of the current fiscal quarter through the finalization of the Business Combination i.e., August 1, 2022, through August 3, 2022.

The Company's Common Stock is listed on The Nasdaq Global Market under the ticker symbol "ZFOX" and its warrants are listed on The Nasdaq Capital Market under the ticker symbol "ZFOXW".

The Company provides an external cybersecurity platform and related services that protect organizations from threats outside the traditional corporate perimeter. These threats impact organizations, their brands, digital assets, and people, and include targeted phishing attacks, account takeovers, credential theft, data leakage, domain spoofing, and impersonations.

The Company’s cloud-native platform combines protection, intelligence, adversary disruption, and response services into an integrated solution (the External Cybersecurity Platform).

Segment Information

Operating segments are defined as components of an enterprise for which discrete financial information is made available for evaluation by the chief operating decision maker (CODM) in making decisions regarding resource allocation and assessing performance. The CODM is the Company’s chief executive officer. The CODM views the Company’s operations and manages its activities as a single operating segment. The Company’s assets are primarily located in the United States.

2: Summary of Significant Accounting Policies

Basis of Presentation

As a result of the Business Combination, the Company evaluated if L&F, ZeroFox, or IDX is the predecessor for accounting purposes. The Company considered the application of Rule 405 of Regulation C, the interpretative guidance of the staff of the United States Securities and Exchange Commission (SEC), including factors for the registrant to consider in determining the predecessor, and analyzed the following: (1) the order in which the entities were acquired, (2) the size of the entities, (3) the fair value of the entities, (4) the historical and ongoing management structure, and (5) how management discusses the Company's business in this Form 10-Q. In considering the foregoing principles of predecessor determination in light of the Company's specific facts and circumstances, management determined that ZeroFox, Inc. is the predecessor for accounting purposes. The financial statement presentation includes the financial statements of ZeroFox, Inc. as “Predecessor” for periods prior to the Closing Date and the financial statements of the Company as “Successor” for the period after the Closing Date, including the consolidation of ZeroFox, Inc. and IDX. The predecessor financial statements for IDX are included separately within this report. Refer to Note 4 for further discussion on the Business Combination.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) as set forth by the Financial Accounting Standards Board (FASB) and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. References to US GAAP issued by the FASB in these notes to the consolidated financial statements are to the FASB Accounting Standards Codifications (ASC).

Unaudited Interim Financial Information

The interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the SEC and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act) and are adequate to make the information presented not misleading. The interim condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Comprehensive Loss, Condensed Consolidated Statement of Stockholders Equity (Deficit), and the Condensed Consolidated Statement of Cash Flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for ZeroFox, Inc. for the year ended January 31, 2022, and the financial statements and notes for L&F and IDX for the year ended December 31, 2021, incorporated by reference to this quarterly report. The Condensed Consolidated Statement of Comprehensive Loss for the Year to Date Predecessor Period and the Successor Period are not necessarily indicative of the results to be anticipated for the entire year ending January 31, 2023, or thereafter. All references to financial information as of and for the periods ended August, 3 2022, October 31, 2022, and October 31, 2021, in the notes to condensed consolidated financial statements are unaudited.

Emerging Growth Company Status

The Company is an “emerging growth company,” (EGC) as defined in the Jumpstart Our Business Startups Act, (the JOBS Act), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under the JOBS Act and has elected to use the extended transition period for complying with new or revised accounting standards. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates.

The JOBS Act exempts EGCs from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an EGC, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company's financial statements with certain other public companies difficult or impossible because of the potential differences in accounting standards used.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities within these condensed consolidated financial statements. Significant estimates and judgments include but are not limited to: (1) revenue recognition, (2) capitalization of internally developed software costs, (3) fair value of stock-based compensation, (4) valuation of assets acquired and liabilities assumed in business combinations, (5) useful lives of contract acquisition costs and intangible assets, (6) evaluation of goodwill and long lived assets for impairment, (7) valuation of warrants and the Sponsor Earnout Shares (see Note 8), and (8) valuation allowances associated with deferred tax assets. The Company bases its estimates and assumptions on historical experience, expectations, forecasts, and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from results of prior periods.

Revenue Recognition

The Company derives its revenue from providing its customers with subscription access to the Company’s External Cybersecurity Platform (subscription revenue) and services (services revenue).

Subscription Revenue

The Company generates subscription revenue from its External Cybersecurity Platform.

Subscription revenue from the External Cybersecurity Platform includes the sale of subscriptions to access the platform and related support and intelligence services. Subscription revenue is driven by the number of assets protected and the desired level of service. These arrangements do not provide the customer with the right to take possession of the Company’s software operating on its cloud platform at any time. These arrangements represent a combined, stand-ready performance obligation to provide access to the software together with related support and intelligence services. Customers are granted continuous access to the External Cybersecurity Platform over the contractual period. Revenue is recognized over time on a ratable basis over the contract term beginning on the date that the Company’s service is made available to the customer. The Company’s subscription contracts generally have terms of one to three years, which are primarily billed in advance and are non-cancelable.

Services Revenue

The Company generates services revenue by executing engagements for data breach response and intelligence services.

The Company generates breach response revenue primarily from various combinations of notification, project management, communication services, and ongoing identity protection services. Performance periods generally range from one to three years. The Company’s breach response contracts are structured as either fixed price or variable price. In fixed price contracts, the Company charges a fixed total price or fixed individual price for the total combination of services. For variable price breach services contracts, the Company charges the breach communications component, which includes notifications and call center, at a fixed total fee, and the Company charges the ongoing identity protection services as incurred using a fixed price per enrollment. The Company generally bills for fixed fees at the time the contract is executed. For larger contracts, the Company bills 50% and the remaining 50% within 30 days of contract execution. All fees are due upon receipt. For variable price breach contracts, the Company invoices for identity protection services on a monthly basis in arrears.

The Company offers several types of cybersecurity services, including security advisory and training services. The Company often sells a suite of cybersecurity services along with subscriptions to its External Cybersecurity Platform. All of the Company’s advisory and training services are considered distinct performance obligations from the External Cybersecurity Platform subscriptions services within the context of the Company’s contracts. Revenue is recognized over time as the customers benefit from these services as they are performed or as control of the promised services is transferred to the customer. These contracts are most often fixed fee arrangements and less frequently arrangements that are billed at hourly rates. These contracts normally have terms of one year or less.

Revenue from Reseller Arrangements

The Company enters into arrangements with third parties that allow those parties to resell the Company’s services to end users. The partners negotiate pricing with the end customer and the Company does not have visibility into the price paid by the end customer. For these arrangements, the Company recognizes revenue at the amount charged to the reseller and does not reflect any mark-up to the end user.

Government Contracts

The Company evaluates arrangements with governmental entities containing fiscal funding or termination for convenience provisions, when such provisions are required by law, to determine the probability of possible cancellation. The Company considers multiple factors, including the history with the customer in similar transactions and budgeting and approval processes undertaken by the governmental entity. If the Company determines upon execution of these arrangements that the likelihood of cancellation is remote, it then recognizes revenues for such arrangements once all relevant criteria have been met. If such a determination cannot be made, revenues are recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity for such arrangements.

Revenue from Non-Cancelable Contracts

As of October 31, 2022, the Company had approximately $71.2 million of revenue that is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) under non-cancelable contracts. Of this $71.2 million, the Company expects to recognize revenue of approximately $52.4 million in the twelve-month period November 2022 through October 2023, approximately $14.0 million in the twelve-month period November 2023 through October 2024, and approximately $4.8 million thereafter.

Timing of Revenue Recognition

The table below provides revenues earned by timing of revenue for the Successor Period, the Quarter to Date Predecessor Period, and the three months ended October 31, 2021 (in thousands).

	Successor	Predecessor
Revenue Recognition Timing	August 4, 2022 through October 31, 2022	August 1, 2022 through August 3, 2022	Three Months Ended October 31, 2021
Over time	$38,531	$478	$10,178
Point in time	4,458	16	1,739
Total	$42,989	$494	$11,917

The table below provides revenues earned by timing of revenue for the Successor Period, the Year to Date Predecessor Period, and the nine months ended October 31, 2021 (in thousands).

	Successor	Predecessor
Revenue Recognition Timing	August 4, 2022 through October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021
Over time	$38,531	$27,946	$31,733
Point in time	4,458	1,291	2,873
Total	$42,989	$29,237	$34,606

Disaggregation of Revenue

The table below provides revenues earned by line of service for the Successor Period, the Quarter to Date Predecessor Period, and the three months ended October 31, 2021 (in thousands).

	Successor	Predecessor
Revenue Line	August 4, 2022 through October 31, 2022	August 1, 2022 through August 3, 2022	Three Months Ended October 31, 2021
Subscriptions revenue	$15,174	$478	$10,178
Services revenue
Breach	26,888	—	—
Other services	927	16	1,739
Total services revenue	27,815	16	1,739
Total	$42,989	$494	$11,917

The table below provides revenues earned by line of service for the Successor Period, the Year to Date Predecessor Period, and the nine months ended October 31, 2021 (in thousands).

	Successor	Predecessor
Revenue Line	August 4, 2022 through October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021
Subscriptions revenue	$15,174	$27,946	$31,733
Services revenue
Breach	26,888	—	—
Other services	927	1,291	2,873
Total services revenue	27,815	1,291	2,873
Total	$42,989	$29,237	$34,606

The table below provides revenues earned based on geographic locations of our customers for the Successor Period, the Quarter to Date Predecessor Period, and three months ended October 31, 2021 (in thousands).

	Successor	Predecessor
Country	August 4, 2022 through October 31, 2022	August 1, 2022 through August 3, 2022	Three Months Ended October 31, 2021
United States	$39,335	$369	$3,288
Other	3,654	125	8,629
Total	$42,989	$494	$11,917

The table below provides revenues earned based on geographic locations of our customers for the Successor Period, the Year to Date Predecessor Period, and nine months ended October 31, 2021 (in thousands).

	Successor	Predecessor
Country	August 4, 2022 through October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021
United States	$39,335	$21,916	$20,538
Other	3,654	7,321	14,068
Total	$42,989	$29,237	$34,606

Business Combinations

The Company accounted for the Business Combination using the acquisition method pursuant to ASC 805, Business Combinations. The Company determined that ZeroFox, Inc. is a Variable Interest Entity (VIE) as its equity at risk is not sufficient to fund its expected future cash flow needs including funding future projected losses and servicing existing debt obligations. The Company holds a variable interest in ZeroFox, Inc. as it owns 100% of the equity of ZeroFox, Inc. following completion of the Business Combination. The Company is considered the primary beneficiary of ZeroFox, Inc. as its ownership provides power to direct the activities that most significantly impact ZeroFox, Inc.'s performance and the Company has the obligation to absorb the losses and/or receive the benefits of ZeroFox, Inc., which potentially could be significant. Accordingly, the Company is both the legal and accounting acquirer of ZeroFox, Inc. The Company identified itself as both the legal and accounting acquirer of IDX. As the Company is identified as the accounting acquirer for both ZeroFox, Inc. and IDX, both mergers are considered "forward mergers".

Under the "forward merger" approach of the acquisition method of accounting, the Company allocated the consideration transferred to effect the mergers to the assets acquired and liabilities assumed based on their estimated acquisition-date fair values. The Company recognized the excess of consideration transferred over the fair values of assets acquired and liabilities assumed as goodwill. The Company expensed all transaction related costs of the Business Combination.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable assets acquired and liabilities assumed when a business is acquired. The valuation of intangible assets and goodwill involves the use of the Company's estimates and assumptions and can have a significant impact on future operating results. The Company initially records its intangible assets at fair value. Intangible assets with finite lives are amortized over their estimated useful lives while goodwill is not amortized but is evaluated for impairment at least annually. Goodwill is evaluated for impairment beginning on November 1 of each year or when an assessment of qualitative factors indicates an impairment may have occurred. The quantitative assessment includes an analysis that compares the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit.

The Company has a single reporting unit. Accordingly, the impairment assessment for goodwill is performed at the enterprise level. Goodwill is reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company initially assesses qualitative factors to determine if it is necessary to perform the goodwill impairment review. Goodwill is reviewed for impairment if, based on an assessment of the qualitative factors, it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying value, or the Company decides to bypass the qualitative assessment.

The Company uses a combination of methods to estimate the fair value of its reporting unit including the discounted cash flow, guideline public company, and merger and acquisitions methods. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies and merger transactions in the Company's industry. Use of these factors requires the Company to make certain assumptions and estimates regarding industry economic factors and future profitability of its business. Additionally, the Company considers income tax effects from any tax-deductible goodwill (if applicable) on the carrying amount of the reporting unit when measuring the goodwill impairment loss. It is possible that future changes in such circumstances, or in the variables associated with the judgments, assumptions, and estimates used in assessing the fair value of the reporting unit would require the Company to record a non-cash impairment charge.

The Company considered qualitative factors that would indicate if the fair value of the Company's single reporting unit had declined below its carrying value, including the decline in the price of the Company's Common Stock, market conditions, and macroeconomic factors. Based on this qualitative analysis, the Company concluded that an interim test of goodwill impairment was required.

The Company performed a quantitative assessment of the fair value of the Company's single reporting unit and determined its fair value to be $675.0 million. As the carrying value of the reporting unit was $1,373.7 million as of October 31, 2022, which was above the estimated fair value of the reporting unit, the Company recorded a goodwill impairment charge $698.7 million during the Successor Period.

Warrant Liabilities

The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, Distinguishing Liabilities from Equity and FASB ASC 815, Derivatives and Hedging. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company recognizes changes in the estimated fair value of the warrants as a non-cash gain or loss on the Condensed Consolidated Statement of Comprehensive Loss. The Company assessed both Public and Private Warrants and determined both met the criteria for liability treatment.

Sponsor Earnout Shares

The Company analyzed the terms of the Sponsor Earnout Shares (see Note 8) and determined they are within the scope of ASC 815. The Company determined that the Sponsor Earnout Shares do not meet the requirements to be recognized as an equity instrument as the Company could not conclude the Sponsor Earnout Shares are indexed to the Company's own equity. Therefore, the Company recognizes the Sponsor Earnout Shares as a liability recorded at fair value.

The Sponsor Earnout Shares are not considered outstanding for accounting purposes since they are considered contingently issuable and are therefore, excluded from the calculation of Basic earnings per share.

The Company analyzed the terms of the Sponsor Earnout Shares to determine if they meet the definition of "participating securities", which would require the two-class method of EPS. The holders of the Sponsor Earnout Shares are not entitled to nonforfeitable rights to dividends and as such, the Sponsor Earnout Shares do not meet the definition of "participating securities".

Fair Value of Financial Instruments

ASC 820-10, Fair Value Measurements and Disclosures: Overall, defines fair value, establishes a fair value hierarchy for assets and liabilities measured at fair value, and expands required disclosures about fair value measurements. The fair value of an asset and liability is defined as an exit price and represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value, is as follows:

Level 1—Inputs are quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date.

Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. The Company’s assessment of the significance of an input to the fair value measurement requires judgment and may affect the valuation of the asset or liability being measured and its placement within the fair value hierarchy. The Company effectuates transfers between levels of the fair value hierarchy, if any, as of the date of the actual circumstance that caused the transfer.

Certain assets and liabilities, including goodwill and intangible assets, are subject to measurement at fair value on a non-recurring basis if there are indicators of impairment or if they are deemed to be impaired as a result of an impairment review.

As of October 31, 2022, and August 3, 2022, the Company had outstanding Public and Private Warrants. The Company measured its Public Warrants based on a Level 1 input, the public price for the Company's warrants traded on NASDAQ (ticker ZFOXW). The Company measured its Private Warrants based on a Level 2 input, the same price for the Company's Public Warrants traded on NASDAQ. The Company analyzed the terms and features of the Private Warrants and determined that they were economically similar to the Public Warrants.

As of August 3, 2022, the Company had warrants outstanding that it had assumed from ZeroFox, Inc. as part of the Business Combination and converted into warrants to purchase Company Common Stock. The Company measured these assumed and converted warrants using a Level 2 input, the public price for the Company's Common Stock traded on NASDAQ (ticker ZFOX), adjusted for the strike price of each assumed and converted warrant.

As of January 31, 2022, the Predecessor measured its outstanding warrants based on Level 3 inputs.

The assumptions used to value all warrants are described in Note 7.

The Company measured the liability for Sponsor Earnout Shares using Level 3 inputs. The methodology and assumptions used to measure the Sponsor Earnout Shares are described in Note 8.

A summary of the changes in the fair value of warrants for the Successor Period, the Year to Date Predecessor Period, and the nine months ended October 31, 2021, respectively, is as follows (in thousands):

	Successor

	Public	Private
Warrant liability - August 4, 2022	$4,226	$11,351
Exercise of warrants	—	(7,632)
Gain due to change in fair value of warrants	(3,105)	(2,732)
Warrant liability - October 31, 2022	$1,121	$987

	Predecessor

Warrant liability - January 31, 2021	$2,806
Loss due to change in fair value of warrants	7,182
Warrant liability - October 31, 2021	$9,988

Warrant liability - January 31, 2022	$10,709
Issuance of warrants	519
Exercise of warrants	(5,900)
Loss due to change in fair value of warrants	2,059
Warrant liability - August 3, 2022	$7,387

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity terms of these instruments.

The carrying amount of the Convertible Notes (see Note 6) approximates fair value due to the short duration of time that has elapsed since the Convertible Notes have been issued.

Transaction Fees

All transaction fees and expenses associated with the Business Combination were expensed as incurred. Accordingly, the Company recorded approximately $1.2 million of professional and other transaction fees related to the Business Combination in general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Loss for the Successor Period. The Predecessor recorded $3.2 million and $1.6 million of professional and other transaction fees related to the Business Combination in general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Loss for the Year to Date Predecessor Period and the nine months ended October 31, 2021, respectively. The Predecessor recorded a negligible amount of transaction fees related to the Business Combination in general and administrative expense for the Quarter to Date Predecessor Period.

The Company paid a total of $8.5 million of banking and advisory fees on behalf of the Predecessor at the closing of the Business Combination. The expense related to these banking and advisor fees was not recognized in the Predecessor's financial results as the payment of the banking and advisory fees was contingent on the successful closing of the Business Combination. The Company included the banking and advisory fees as part of the consideration transferred to acquire the Predecessor (see Note 4).

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common stock. For the purposes of this calculation, outstanding stock options, unvested restricted stock, stock warrants, Sponsor Earnout Shares, and redeemable convertible preferred stock are considered potential dilutive common stock and are excluded from the computation of net loss per share as their effect is anti-dilutive.

The following table sets forth computation of basic loss per share attributable to common stockholders (in thousands, except share and per share data):

	Successor	Predecessor		Successor	Predecessor
	August 4, 2022 through October 31, 2022	August 1, 2022 through August 3, 2022	Three Months Ended October 31, 2021	August 4, 2022 through October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021
Numerator:
Net loss	$(704,158)	$54	$(11,450)	$(704,158)	$(21,405)	$(28,752)
Net loss per share attributable to common stockholders	$(704,158)	$54	$(11,450)	$(704,158)	$(21,405)	$(28,752)

Denominator:
Weighted-average common stock outstanding	116,853,297	43,214,825	42,080,111	116,853,297	43,041,209	41,996,063
Net loss per share attributable to common stockholders - basic and diluted	$(6.03)	$-	$(0.27)	$(6.03)	$(0.50)	$(0.68)

The Company’s redeemable convertible preferred stock and restricted common stock contractually entitled the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reported a net loss, such losses were not allocated to such participating securities. In periods in which the Company reported a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders was the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to be outstanding if their effect is anti-dilutive. The following is a summary of the weighted average common stock equivalents, for the securities outstanding during the respective periods, that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Successor	Predecessor
	August 4, 2022 through October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021

Preferred stock, all series (on an as-converted basis)	—	241,238,877	239,853,609
Common stock options outstanding	7,911,164	22,178,814	20,302,780
Warrants to purchase preferred stock, all series	—	5,794,517	5,267,696
Public and private warrants to purchase common stock	16,228,329	—	—
Sponsor earnout shares	1,293,750	—	—
	25,433,243	269,212,208	265,424,085

Predecessor Redeemable Convertible Preferred Stock

The Series Preferred of the Predecessor was not mandatorily redeemable. The Series Preferred was contingently redeemable upon the occurrence of a deemed liquidation event and a majority vote of the holders of Series Preferred and Series Seed to redeem all outstanding shares of the Company’s redeemable convertible preferred stock. The contingent redemption upon the occurrence of a deemed liquidation was not within the Predecessor's control and therefore the Series Preferred was classified outside of permanent equity in mezzanine equity on the Predecessor’s Condensed Consolidated Balance Sheets.

Liquidation Rights—In the event of any liquidation or dissolution of the Predecessor (Liquidation Event), the holders of Predecessor Common Stock were entitled to the remaining assets of the Predecessor legally available for distribution after the payment of the full liquidation preference for all series of outstanding redeemable convertible preferred stock.

The Predecessor’s redeemable convertible preferred stock consists of (in thousands except share data):

	Successor		Predecessor

	August 4, 2022 through October 31, 2022		February 1, 2022 through August 3, 2022		Nine Months Ended October 31, 2021

	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount

Convertible preferred stock—Series E, $0.00001 par value—authorized 19,033,653 shares; (liquidation preference $28,354,249)	-	$-	15,767,013	$36,291	15,227,437	$33,248
Convertible preferred stock—Series D, $0.00001 par value—authorized 14,833,942 shares; (liquidation preference $21,222,496)	-	$-	13,871,547	$21,067	13,871,547	$21,067
Convertible preferred stock—Series D-2, $0.00001 par value—authorized 993,868 shares (liquidation preference $1,216,439)	-	$-	993,868	$1,451	993,868	$1,451
Convertible preferred stock—Series D-1, $0.00001 par value—authorized shares 5,878,303 (liquidation preference $8,094,053)	-	$-	5,878,303	$8,171	5,878,303	$8,171
Convertible preferred stock—Series C-1, $0.00001 par value—authorized 16,208,756 shares (liquidation preference $14,037,000)	-	$-	11,882,605	$16,836	11,376,115	$13,979
Convertible preferred stock—Series C, $0.00001 par value—authorized 21,124,700 shares (liquidation preference $19,999,999)	-	$-	21,124,699	$19,899	21,124,699	$19,899
Convertible preferred stock—Series B, $0.00001 par value—authorized 26,914,949 shares (liquidation preference $22,124,088)	-	$-	26,914,949	$22,047	26,914,949	$22,047
Convertible preferred stock—Series A, $0.00001 par value—authorized 16,122,188 shares (liquidation preference $10,246,261)	-	$-	15,997,285	$10,159	15,997,285	$10,159
Convertible preferred stock—Series seed, $0.00001 par value—authorized 9,198,372 shares (liquidation preference $2,285,795)	-	$-	9,198,372	$2,208	9,198,372	$2,208

	-	$-	121,628,641	$138,129	120,582,575	$132,229

Standards Issued and Adopted

In October 2021, the FASB issued ASU No. 2021-08, Accounting Standards Update No. 2021-08—Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. As a result of the amendments, it is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its preacquisition financial statements. The standard is effective for the Company for annual reporting periods beginning after December 15, 2022, and early adoption is permitted. The Company elected to early adopt ASU No. 2021-08 for fiscal year 2023. The early adoption of ASU No. 2021-08 permitted the Company to recognized the contract assets acquired as part of the Business Combination at their carrying values rather than remeasuring them at fair value (see Note 4).

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard is effective for the Company for annual reporting periods beginning after December 15, 2021, and early adoption is permitted. The Company adopted ASU No. 2019-12 for fiscal year 2023. There was no impact on its condensed consolidated financial statements for Successor Period.

In August 2020, the FASB issued ASU No. 2020-06, Accounting Standards Update No. 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. Additionally, ASU 2020-06 requires the application of the if-converted method for all convertible instruments in the diluted earnings per share calculation and the inclusion of the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. The amendments in this ASU are effective for all public entities for fiscal years beginning after December 15, 2021. For all other entities, including the Company, the amendments are effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2020-06 effective as of January 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company’s consolidated financial statements.

Standards Issued, but Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance is intended to improve financial reporting for leasing transactions. The standard is effective for the Company for annual reporting periods beginning after December 15, 2021, and early adoption is permitted. The Company is currently in the process of adoption, which will be complete for the financial statements for the year ending January 31, 2023. Upon adoption, the Company will be required to record right-of-use assets and lease liabilities on its Consolidated Balance Sheet for leases which were historically classified as operating leases. The Company expects the adoption to have a material increase on the assets and liabilities recorded on its Consolidated Balance Sheet. The Company does not expect a material impact to its Condensed Consolidated Statement of Comprehensive Loss or Consolidated Statement of Cash Flows following adoption.

In June 2016 the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the accounting for credit losses for most financial assets and certain other instruments. The standard requires that entities holding financial assets that are not accounted for at fair value through net income be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The standard is effective for the Company for annual reporting periods beginning in fiscal year 2024. The Company does not believe the adoption will have a material impact on its condensed consolidated financial statements.

3: Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the liabilities carried at fair value (in thousands):

	Fair value measurements at October 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Public warrants	$(1,121)	$—	$—	$(1,121)
Private warrants	—	(987)	—	(987)
Sponsor earnout shares	—	—	(2,868)	(2,868)
Total financial liabilities	$(1,121)	$(987)	$(2,868)	$(4,976)

The following table sets forth by level within the fair value hierarchy the liabilities carried at fair value (in thousands):

	Fair value measurements at January 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrants	$—	$—	$(10,709)	$(10,709)
Total financial liabilities	$—	$—	$(10,709)	$(10,709)

See Note 6 for a discussion of the fair value of debt.

The assumptions used to value the warrants are described in Note 7.

The assumptions used to value the Sponsor Earnout Shares are described in Note 8.

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity terms of these instruments.

4: Acquisitions

The Business Combination

Description of the Business Combination Transaction and Settlement

On December 17, 2021, the Company, ZeroFox, Inc., and IDX entered into a definitive business combination agreement (the Business Combination Agreement). On August 3, 2022 (the Closing Date), under the terms of the Business Combination Agreement, the Business Combination was completed which included the following transactions or events:

•
The domestication of the Company as a Delaware corporation was completed.
•
ZF Merger Sub, Inc., an indirect wholly-owned subsidiary of the Company, merged with and into ZeroFox, Inc. (the ZF Merger) on August 3, 2022, with ZeroFox, Inc. as the surviving company in the ZF Merger and continuing (immediately following the ZF Merger) as an indirect, wholly-owned subsidiary of the Company.
•
Immediately following the ZF Merger, IDX Merger Sub, Inc., an indirect wholly-owned subsidiary of the Company, merged with and into IDX (the IDX Merger), with IDX as the surviving company in the IDX Merger (referred to herein as Transitional IDX Entity) and continuing (immediately following the IDX Merger) as an indirect, wholly-owned subsidiary of the Company.

•
Immediately following the IDX Merger, Transitional IDX Entity merged with and into IDX Forward Merger Sub, LLC, an indirect wholly-owned subsidiary of the Company (the IDX Forward Merger, and together with the ZF Merger and IDX Merger, the “Mergers”), with IDX Forward Merger Sub, LLC as the surviving company in the IDX Forward Merger and continuing (immediately following the IDX Forward Merger) as an indirect, wholly-owned subsidiary of the Company.
•
The Company changed its name from L&F Acquisition Corp. to ZeroFox Holdings, Inc.
•
The Company's common stock and public warrants began trading under the tickers ZFOX and ZFOXW, respectively.
•
All issued and outstanding Common Stock and Convertible Preferred Stock of both ZeroFox, Inc. and IDX were cancelled and converted into the holders' right to receive shares of the Company’s Common Stock at the exchange ratio of 0.286277 and 0.692629, respectively (the Exchange Ratio), resulting in the Company issuing 82,030,308 and 27,849,942 shares of the Company's Common Stock to the holders of shares of ZeroFox, Inc. and IDX, respectively.
•
All issued and outstanding warrants to purchase shares of Common Stock in ZeroFox, Inc. were assumed by the Company and converted into warrants to purchase shares of the Company's Common Stock using the Exchange Ratio, resulting in the Company issuing warrants to purchase 860,064 shares of the Company's Common Stock. The strike price for each set of warrants was similarly adjusted using the Exchange Ratio.
•
All issued and outstanding options to purchase ZeroFox, Inc. common stock were assumed by the Company and converted into options to purchase the Company's Common Stock using the Exchange Ratio, resulting in options to purchase 6,380,458 shares of the Company's Common Stock. The Company recognized no incremental compensation expense related to the conversion (see Note 10).
•
All issued and outstanding options to purchase IDX common stock were assumed by the Company and converted into options to purchase the Company's Common Stock using the Exchange Ratio, resulting in options to purchase 1,778,919 shares of the Company's Common Stock. The Company recognized no incremental compensation expense related to the conversion (see Note 10).
•
The Company completed a Convertible Notes Financing (see Note 6, Convertible Notes Financing), obtaining net proceeds of $149.9 million.
•
The Company completed its PIPE investment of $20.0 million, resulting in $10.0 million of net cash proceeds. Certain subscribers to the PIPE offset their subscription obligation by forgiving $5.0 million of notes payable to those subscribers by ZeroFox, Inc. (See Note 6, notes payable to "PIPE Investors"). These PIPE subscribers also received $0.2 million of cash for interest accrued on the related notes payable. Other subscribers to the PIPE were also holders of shares of IDX common stock and offset their subscription obligation of $5.0 million by receiving net cash proceeds from the Business Combination.
•
Holders of 2,419,687 of L&F Class A Ordinary Shares exercised their redemption rights at a price per share of approximately $10.18, $24.6 million in aggregate, resulting in a net amount remaining in L&F's trust account of $10.2 million. The remaining L&F Class A Ordinary shares were exchanged for an equivalent number of the Company's Common Stock.
•
The Company paid aggregate cash consideration to holders of IDX common stock of $44.5 million.

•
The Company repaid an outstanding note payable of ZeroFox, Inc. with a principal amount of $37.5 million along with a prepayment penalty, accrued interest and legal fees of $1.2 million in aggregate (see Note 6).
•
The Company paid $24.5 million of transaction related expenses, which included:
o
The payment of a ZeroFox, Inc. banking and advisory fee of $8.5 million. The fee was included as part of the purchase price paid as part of the ZF Merger. See "The ZF Merger" below. As this banking and advisory fee was contingent upon the successful closure of the Business Combination, the associated expense was neither recognized in the Predecessor Period nor the Successor Period.
o
The payment of L&F deferred underwriting fee of $6.1 million.
o
The payment of L&F fees for advisory, legal, accounting, and other service providers of $8.3 million. As these fees were incurred by L&F for work performed prior to the completion of the Business Combination these expenses were neither recognized in the Predecessor Period nor the Successor Period.
o
The payment of IDX's banking and advisory fee of $1.5 million. The fee was included as part of the purchase price paid for IDX. See "The IDX Merger" below. As this fee was contingent upon the successful completion of the Business Combination, the expense related to this fee is neither recognized in the IDX Predecessor financial statements included within this quarterly report nor in the Successor Period.
o
Payment for Directors and officers insurance policy of $1.2 million. The policy was recorded as a prepaid expense. The Company will amortize the prepaid expense on a straight-line basis over the six year term of the insurance policy into general and administrative expense on the Condensed Consolidated Statement of Comprehensive Loss.
o
Certain of the banking and advisory fees and deferred underwriting fees were offset by $(1.0) million for amounts owed to the Company by the underwriters. As the associated expense was not recognized in the Successor or Predecessor Periods, this reduction of expense was similarly not recognized in the Successor or Predecessor Periods.
•
The Company repaid outstanding notes payable of IDX of $12.5 million in aggregate.

Accounting for the ZF Merger

The following table summarizes the estimated fair value of the purchase consideration paid to effect the ZF Merger (in thousands, except per share data):

Equity value of consideration
Common stock issued to holders of ZeroFox, Inc.	82,030,308
Closing price per share of the Company's Common Stock (ZFOX) on August 3, 2022	$10.95
Fair value of Common Stock issued	$898,232

Cash consideration
Repayment of ZeroFox, Inc. debt and interest	37,674
Payment of ZeroFox, Inc. transaction expenses	8,500
Repayment of notes payable to PIPE Investors	5,000
Total consideration paid	$949,406

The Company recorded the preliminary allocation of the purchase price to ZeroFox, Inc.'s assets acquired and liabilities assumed based on their fair values as of August 3, 2022. The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$2,806
Accounts receivable	13,961
Deferred contract acquisitions costs, current	4,909
Prepaid expenses and other assets	2,201
Property and equipment	598
Deferred contract acquisitions costs, net of current portion	6,854
Other assets	341
Goodwill	818,797
Intangible assets	185,000
Total assets acquired	1,035,467

Accounts payable	4,310
Accrued liabilities	3,921
Current portion of long term debt	938
Deferred revenue, current	35,432
Deferred revenue, net of current portion	6,325
Long term debt	16,851
Warrants liabilities	7,632
Deferred tax liability	10,652
Total liabilities assumed	86,061
Total consideration transferred	$949,406

The following table sets forth the amounts allocated to the intangible assets identified, the estimated useful lives of those intangible assets, and the methodologies used to determine the fair values of those intangible assets (dollars in thousands):

	Fair Value	Useful Life (in years)	Fair Value Methodology
Trade names and trademarks	$21,000	10	Relief from Royalty method
Developed technology	81,000	5	Relief from Royalty method
Customer relationships	83,000	9	Multi-period Excess Earnings method of the Income Approach

	$185,000

The goodwill of $818.8 million represents the excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate, identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of expertise and industry know-how of the workforce, developed technology, back-office infrastructure, strong market position, and the assembled workforce of ZeroFox. None of the goodwill recognized is expected to be deductible for income tax purposes.

The measurement period for the assets and liabilities for the ZF Merger remains open for the period of one year following completion of the Business Combination. The Company is finalizing evaluation of the acquired intangible assets and income taxes. The Company does not expect material adjustments to the initial values of acquired assets and liabilities during the remaining term of the measurement period.

The Company has recognized $14.1 million and $0.9 million of subscription revenue and services revenue, respectively, for the Successor Period from the business acquired through the ZF Merger.

Accounting for the IDX Merger

The following table summarizes the estimated fair value of the purchase consideration paid to effect the IDX Merger (in thousands, except per share data):

Equity value consideration
Common stock issued to holders of IDX	27,849,942
Closing price per share of the Company's Common Stock (ZFOX) on August 3, 2022	$10.95
Fair value of Common Stock Issued	$304,957

Cash consideration paid to IDX shareholders	44,447
Cash consideration gross up for offset of PIPE subscribers also IDX holders	5,000
Repayment of debt and interest	12,484
Payment of IDX transaction expenses	1,500
Total consideration paid	$368,388

The Company recorded the preliminary allocation of the purchase price to IDX's assets acquired and liabilities assumed based on their fair values as of August 3, 2022. The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$13,727
Accounts receivable	11,944
Prepaid and other expense	3,068
Property and equipment	125
Deferred contract acquisition costs, net of current portion	177
Goodwill	286,468
Intangible Assets	100,500
Other assets	12
Total assets acquired	$416,021

Accounts payable	$7,568
Accrued liabilities	6,299
Deferred revenue, current	9,314
Deferred revenue, net of current portion	1,522
Deferred tax liability	22,930
Total liabilities assumed	47,633
Total consideration transferred	$368,388

The following table sets forth the amounts allocated to the intangible assets identified, the estimated useful lives of those intangible assets, and the methodologies used to determine the fair values of those intangible assets (dollars in thousands):

	Fair value	Use Life (In Years)	Fair Value Methodology
OPM contract	$63,500	6	Multi-period excess earnings method of income approach
Trade names and trademarks	14,300	10	Relief from royalty method
Internally-developed technology	14,800	5	Replacement cost method
Customer relationships	4,000	9	Multi-period excess earnings method of income approach
Breach-related contracts	3,900	1	Multi-period excess earnings method of income approach
	$100,500

The goodwill of $286.5 million represents the excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of expertise and industry know-how of the workforce, developed technology, back-office infrastructure, strong market position and the assembled workforce of IDX. None of the goodwill recognized is expected to be deductible for income tax purposes.

The measurement period for the assets and liabilities for the IDX Merger remains open for the period of one year following completion of the Business Combination. The Company may adjust the value of certain contingent liabilities as new information is obtained. The Company does not expect material adjustments to the initial values of acquired assets and liabilities during the remaining term of the measurement period.

The Company has recognized $1.1 million and $26.9 million of subscription revenue and services revenue, respectively, for the Successor Period from the business acquired through the IDX Merger.

Pro forma Results of Operations

The following unaudited pro forma financial information presents the combined results of operations as if the Business Combination had occurred as of February 1, 2021. The unaudited pro forma financial information as presented below is for illustrative purposes and does not purport to represent what the results of operations would actually have been if the Business Combination occurred as of February 1, 2021, or what the results would be for any future periods.

	Nine months ended October 31,
(dollars in thousands)	2022	2021
	(unaudited)
Revenue
Subscriptions	$45,331	$35,252
Services	84,978	79,270
Total revenue	130,309	114,522

Net loss after tax	$(712,779)	$(46,146)

The unaudited pro forma results reflect the following adjustments:

•
amortization expense for acquired intangible assets,
•
all acquisition-related expenses are recognized as of February 1, 2021,
•
elimination of interest expense for notes paid at the closing of the Business Combination,
•
addition of interest expense for the Convertible Notes obtained at the closing of the Business Combination (see Note 6),
•
elimination of fair value adjustments for liabilities related to warrants exercised at the closing of the Business Combination, and
•
adjustments to the income tax provision.

5: Goodwill and Intangible Assets

A summary of the changes in the fair value of goodwill for the Successor Period, the Year to Date Predecessor Period, and the nine months ended October 31, 2021, respectively, is as follows (in thousands):

Successor

Goodwill - August 4, 2022	$1,105,258
Impairment	(698,650)
Goodwill - October 31, 2022	$406,608

Predecessor

Goodwill - January 31, 2021	$28,614
Adjustment related to business acquisition	39
Business acquisition	5,713
Goodwill - October 31, 2021	$34,366

Goodwill - January 31, 2022	$35,002
Adjustment related to business acquisition	-
Goodwill - August 3, 2022	$35,002

The Company recorded an impairment charge of $698.7 million during the Successor Period as part of its interim test of goodwill. The Company's estimate of the fair value of its single reporting unit of $675.0 million was below the carrying value of the reporting unit of $1,373.7 million.

The tables below summarize the Company’s intangible assets as of October 31, 2022, and the Predecessor's intangible assets as of January 31, 2022 (amounts in thousands, except for useful lives).

Successor	As of October 31, 2022
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	7.6	$154,400	$(5,850)	$148,550
Developed technology	5	95,800	(4,635)	91,165
Trademarks / trade names	10	35,300	(854)	34,446
		$285,500	$(11,339)	$274,161

Predecessor	As of January 31, 2022
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	6	$15,450	$(3,239)	$12,211
Developed technology	5	2,560	(621)	1,939
Trademarks / trade names	2	140	(80)	60
		$18,150	$(3,940)	$14,210

The Company analyzed if there was an impairment of long-lived assets as of October 31, 2022. The Company determined that the carrying value of its assets were recoverable and accordingly, concluded that no impairment had occurred.

The tables below summarizes the future amortization of the Company’s intangible assets as of October 31, 2022 (amounts in thousands).

Total
Fiscal 2023 (remaining three months)	$11,703
Fiscal 2024	44,922
Fiscal 2025	42,940
Fiscal 2026	42,940
Fiscal 2027	42,940
Thereafter	88,716
Total amortization of intangible assets expense	$274,161

On the Company's Condensed Consolidated Statement of Comprehensive Loss, the Company recognizes amortization expense within: for customer relationships, sales and marketing expense; for developed technology, cost of subscriptions revenue; and for trademarks and trade names, general and administrative expense.

The Company recognized amortization of intangible assets expense in the accompanying Condensed Consolidated Statements of Comprehensive Loss for the for the Successor Period, the Quarter to Date Predecessor Period, the Year to Date Predecessor Period, and the three and nine months ended October 31, 2021, which is as follows (in thousands):

	Successor	Predecessor		Successor	Predecessor
	August 4, 2022 through October 31, 2022	August 1, 2022 through August 3, 2022	Three Months Ended October 31, 2021	August 4, 2022 through October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021
Cost of revenue - subscription	$4,635	$4	$128	$4,635	$260	$353
Cost of revenue - service	—	—	—	–	—	—
Research and development	—	—	—	—	—	—
Sales and marketing	5,850	21	644	5,850	1,308	1,834
General and administrative	854	1	18	854	36	46
Total amortization of acquired intangible assets	$11,339	$26	$790	$11,339	$1,604	$2,233

6: Debt

The tables below summarize key terms of the Company’s debt that was outstanding as of October 31, 2022, and as of August 3, 2022, and the Predecessor's debt as of January 31, 2022 (amounts in thousands, except for interest rates).

Successor	As of October 31, 2022
Lender	Stated Interest Rate	Effective Interest Rate	Gross Balance	Unamortized Debt Discount	Unamortized Deferred Debt Issuance Costs	Discount on Note Payable	Net Carrying Value
Stifel Bank	7.25%	7.25%	$15,000	$—	$—	$—	$15,000
InfoArmor	5.50%	5.50%	2,578	—	—	—	2,578
Convertible notes	7.50% Cash / 8.75% PIK	8.84%	153,184	—	140	—	153,044
			$170,762	$—	$140	$—	$170,622

					Current portion of long-term debt		$938
					Long-term debt		169,684
							$170,622

	As of January 31, 2022
Lender	Stated Interest Rate	Effective Interest Rate	Gross Balance	Unamortized Debt Discount	Unamortized Deferred Debt Issuance Costs	Discount on Note Payable	Net Carrying Value
Stifel Bank	4.50%	6.50%	$15,000	$96	$574	$—	$14,330
Orix Growth Capital, LLC	10.00%	12.13%	30,000	349	608	—	29,043
InfoArmor	5.50%	5.50%	3,281	—	—	213	3,068
PIPE Investors	5.00%	5.00%	5,032	—	—	—	5,032
			$53,313	$445	$1,182	$213	$51,473

					Current portion of long-term debt		$5,970
					Long-term debt		45,503
							$51,473

On February 10, 2022, the Predecessor amended its loan and security agreement with Orix Growth Capital, LCC (Orix). From the amended loan and security agreement with Orix, in February 2022, the Predecessor borrowed $7.5 million, from which it received approximately $7.4 million of proceeds net of issuance cost of $0.1 million, and issued 161,112 warrants to purchase Series E redeemable convertible preferred stock at an exercise price of $1.86205. The cumulative outstanding principal of the loan was $37.5 million. In connection with the Business Combination, the Company repaid the amounts due to Orix in full totaling $38.7 million, including a prepayment penalty of $1.2 million. The Company recognized the prepayment penalty in interest expense, net on the Condensed Consolidated Statement of Comprehensive Loss in the Successor Period.

In connection with the Business Combination, the Company recorded the debt outstanding with Stifel Bank and InfoArmor at fair value. The Company determined the fair value of these notes to be the principal value and accrued interest outstanding at the date of the Business Combination.

In connection with the Business Combination, the notes and accrued interest owed to PIPE Investors were settled. The interest accrued through the date of the Business Combination of $0.2 million was paid to the PIPE Investors note holders in cash. The principle value of the related notes owed by the Predecessor of $5.0 million was offset against obligations the note holders had with the Company as part of the PIPE Subscription Agreement. The Company included the $5.0 million as part of the purchase price paid to complete the ZF Merger (see Note 4).

The terms of the loan and security agreements with Stifel Bank and Orix included financial covenants whereby the Predecessor must be in compliance with the following: a) at any time, the ratio of Total Debt (as defined in the loan and security agreements) to Annual Recurring Revenue (“ARR”) (as defined in the loan and security agreements) shall not be more than 1.00:1.00, and b) the Predecessor shall maintain a minimum ARR, which increases over time, as defined in the loan and security agreements, measured as of the last day of each quarter. The Predecessor was in compliance with its financial covenants as of August 3, 2022.

In connection with the Business Combination, the Company amended its loan and security agreement with Stifel Bank. The amendment superseded the financial covenants with which the Company must be in compliance. The amended financial covenants include the following commitments: a) a balance of cash held at Stifel Bank in an amount equal to or greater than the amount of outstanding debt and b) minimum liquidity (as defined in the loan and security agreement). The Company was in compliance with its financial covenants as of October 31, 2022.

The loan with Stifel Bank is secured by all assets of the Company. The loan with InfoArmor is unsecured.

Convertible Notes

On August 3, 2022, the Company closed subscription agreements with certain purchasers to sell $150.0 million aggregate principal amount of unsecured convertible notes due 2025 (The Convertible Notes). In connection with the Business Combination, the Company completed the Convertible Notes financing of $150.0 million. Due to the timing of the completion of the Convertible Notes financing, the carrying value of the Convertible Notes approximates fair value.

The Convertible Notes include a cash interest option of 7% per annum, payable quarterly, and a payment-in-kind (PIK) interest option of 8.75% per annum. The Convertible Notes include a default rate of interest feature. In the event of default by the Company, the rate of interest will be increased by 2.00% per annum. The Convertible Notes are convertible into shares of Company Common Stock, or a combination of cash and Company Common Stock, at the Company's election, at an initial conversion price of $11.50, subject to customary anti-dilution provisions. The Convertible Notes mature on August 3, 2025.

The Company may, at its election, force conversion of the Convertible Notes after the first anniversary of their issuance if the volume-weighted average trading price of the Company's Common Stock is greater than or equal to 150% of the conversion price for more than 20 trading days during a period of 30 consecutive trading days. After the second anniversary of their issuance this provision drops to greater than or equal to 130% of the conversion price for more than 20 trading days during a period of 30 consecutive trading dates. In the event that a holder of the Convertible Notes elect to covert, the Company will be obligated to pay an amount equal to outstanding principal and interest (accrued and unpaid), at the initial conversion rate of 86.9565 shares of Common Stock per $1,000 of outstanding principal and accrued interest.

Each holder of a Note will have the right to cause the Company to repurchase for cash all or a portion of the Convertible Notes held by such holder upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes), at a price equal to 100% of the principal plus accrued and unpaid interest, plus any remaining amounts that would be owed to, but excluding, the maturity date. In the event of a conversion in connection with a Fundamental Change, the conversion price will be adjusted in accordance with a Fundamental Change make-whole table. The Company analyzed the features of the make-whole table and concluded that it did not require bifurcation pursuant to ASC 815 as the variables that could affect the settlement amount would be inputs to a fixed-for-fixed forward option on equity shares and as such, may be considered indexed to the Company's own equity.

7: Warrants

ZeroFox Holdings, Inc. Public and Private Warrants

At October 31, 2022, there were 8,625,000 Public Warrants and 7,588,430 Private Warrants outstanding. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable on September 2, 2022 which was 30 days after the completion of the Business Combination. The Public Warrants will expire five years from the completion of the Business Combination or earlier upon redemption or liquidation.

Redemption Features

The Company may redeem the entirety of outstanding warrants (except as described with respect to the Private Warrants) at a price of $0.01 per warrant, with a minimum 30 days prior written notice of redemption, if the closing price of the share of Company Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period.

The Company may redeem the entirety of outstanding warrants (except as described with respect to the Private Warrants) at a price of $0.10 per warrant, with a minimum 30 days prior written notice of redemption, if the closing price of the share of Company Common Stock equals or exceeds $10.00 per share for any 20 trading days within a 30-trading day period.

If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Company Common Stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. The Public Warrants will not be adjusted for issuances of shares of Company Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

The Private Warrants are identical to the Public Warrants except for certain features. The Private Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. Further, in accordance with FINRA Rule 5110(g)(8)(A), the Private Warrants purchased by one of the initial purchasers will not be exercisable for more than five years from the effective date of the registration statement filed in connection with the Company’s Initial Public Offering for so long as they are held by such initial purchaser.

Fair Value of ZeroFox Holdings, Inc. Public and Private Warrants

The Company analyzed the rights and features of the Public and Private Warrants to determine the appropriate fair value estimation approach. Both the public and private warrants give the holder the option to purchase one share of Company Common Stock at a strike price of $11.50. The Company's Public Warrants are traded on NASDAQ under the ticker "ZFOXW" providing an observable price for the warrants. Accordingly, the Company uses the closing price of the Public Warrants on the balance sheet date as an indicator of their fair value. Although the Private Warrants are not subject to the same early redemption feature as the Public Warrants and are not publicly traded, the Private Warrants are subject to the same make-whole provisions as the Public Warrants if not held by the initial purchaser or permitted transferee and as such, are considered economically similar to the Public Warrants. As such, the Company uses the same indicator of fair value as the Public Warrants for the Private Warrants.

The closing price for the Company's Public Warrants as of August 3, 2022, was $0.49 per warrant, resulting in a fair value of $4.2 million and $3.7 million for the Public and Private Warrants, respectively.

The public closing price for the Company's Public Warrants as of October 31, 2022, was $0.13 per warrant, resulting in a fair value of $1.1 million and $1.0 million for the Public and Private Warrants, respectively. The Company recorded the change in the fair value of both the Public and Private warrants to change in fair value of warrant liability on the Condensed Consolidated Statement of Comprehensive Loss.

Predecessor Warrants

The Predecessor, in connection with several loan and security agreements, agreed to issue lenders warrants to purchase Predecessor common shares, Predecessor Series A preferred shares, Predecessor Series B preferred shares, Predecessor Series C-1 preferred shares, and Predecessor Series E preferred shares (Predecessor Warrants).

In February 2022, along with the amendment to the loan and security agreement with Orix, the Predecessor issued 161,112 warrants to purchase Predecessor Series E redeemable convertible preferred stock at an exercise price of $1.86205.

On July 28, 2022, the holder of Series C-1 warrants exercised its right to purchase Predecessor redeemable convertible preferred shares. The holder elected to net exercise its warrants resulting in the issuance of 506,490 shares of Predecessor Series C-1 redeemable convertible preferred shares.

On July 29, 2022, a holder of Series E warrants exercised its right to purchase Predecessor redeemable convertible preferred shares. The holder elected to net exercise its warrants resulting in the issuance of 539,576 shares of Predecessor Series E redeemable convertible preferred shares.

Upon completion of the Business Combination, the outstanding Predecessor Warrants were assumed by the Company and converted into warrants to purchase Company Common Stock using the Exchange Ratio (see Note 4). The exercise price of each Predecessor Warrant was similarly adjusted using the Exchange Ratio. Details of the Predecessor Warrants are as follows:

Underlying Predecessor Security	Predecessor Warrants Outstanding on August 3, 2022	Converted to Warrants to Purchase ZeroFox Holdings, Inc. Common Stock	As Converted Exercise Price per Warrant	Shares of ZeroFox Holdings, Inc. Common Stock following Net Exercise

Series A	124,903	71,514	$2.24	66,068
Series B	146,341	83,788	$2.87	75,585
Common	1,924,790	551,022	$0.70	524,236
Series E	268,521	153,741	$6.50	119,018
		860,065		784,907

On August 5, 2022, and August 8, 2022, holders of Predecessor Warrants elected to exercise their warrants on a net basis. The Company applied the treasury stock method to the net exercise. The net exercise resulted in the Company issuing 784,907 shares of Company Common Stock for the Predecessor Warrants. As of October 31, 2022, all Predecessor Warrants have been exercised.

Fair Value of Predecessor Warrants

The initial fair values of the Predecessor Warrants were determined using a Black-Scholes model. The assumptions used in estimating the fair values of the Predecessor’s warrants at issuance are as follows:

	At Issuance
Assumptions	Series E Warrants	Series C-1 Warrants	Common Warrants	Series B Warrants	Series A Warrants
Initial Valuation Date:	February 10, 2022, December 8, 2021 & January 27, 2021	June 26, 2019	June 1, 2017	September 1, 2016	May 22, 2015
Exercise price of the warrant	$1.86205	$1.23390	$0.20000	$0.82200	$0.64050
Expected term of the warrant (in years)	10.0	10.0	10.0	10.0	10.0
Price of the underlying share - stay private	$2.20 - $3.79	$1.25	$0.20	$0.82	$0.74
Volatility	36.38% - 40.64%	51.90%	60.00%	60.41%	66.74%
Risk-free rate	0.87% - 2.03%	2.05%	2.21%	1.57%	2.21%

As a result of the potential Business Combination (see Note 4), the Predecessor began utilizing a Probability-Weighted Expected Return Method ("PWERM") to determine the fair value of the Predecessor Warrants. The Predecessor utilized a PWERM relying on (1) a Black-Scholes model to value continued operations scenario where the Predecessor remained a private entity and (2) a transaction scenario that reflected the Business Combination.

The assumptions used in estimating the fair values of the Predecessor Warrants as of January 31, 2022, the final balance sheet presented that utilized the Predecessor's PWERM method, are as follows:

	January 31, 2022
Assumptions	Series E Warrants	Series C-1 Warrants	Common Warrants	Series B Warrants	Series A Warrants
Exercise price of the warrant	$1.86205	$1.23390	$0.20000	$0.82200	$0.64050
Price of the underlying share - stay private	$2.94	$2.76	$1.85	$3.70	$3.70
Volatility	36.71%	36.95%	38.11%	39.30%	44.69%
Risk-free rate	1.78%	1.77%	1.64%	1.57%	1.42%
Price of the underlying share after conversion	$5.64	$5.64	$2.82	$5.64	$5.64
Expected term of the warrant (in years)	0.4 - 9.9	0.4 - 8.2	0.4 - 5.3	0.4 - 4.6	0.4 - 3.3
Fair value	$3.20	$3.71	$2.21	$4.05	$4.21
Number of warrants	912,972	648,350	1,924,790	146,341	124,903
Liability (in thousands)	$2,922	$2,408	$4,260	$593	$526

Upon completion of the Business Combination, the outstanding Predecessor Warrants were assumed by the Company and converted into warrants to purchase Common Stock of the Company. For the purposes of estimating the fair value of the Predecessor Warrants, the Company estimated the fair value of each warrant as the closing price per share of the Company's Common Stock (ZFOX) on August 3, 2022, less the exercise price per warrant. The table below illustrates the fair value estimate for each set of Predecessor Warrants:

Underlying Predecessor Security	As Converted Exercise Price per Warrant	Converted to Warrants to Purchase ZeroFox Holdings, Inc. Common Stock	Estimated Fair Value per Warrant	Aggregate Estimated Fair Value (in thousands)
Series A	$2.24	71,514	$8.71	$623
Series B	$2.87	83,788	$8.08	677
Common	$0.70	551,022	$10.25	5,648
Series E	$6.50	153,741	$4.45	684
		860,065		$7,632

The fair value of the Predecessor Warrants was recognized as a liability at fair value as part of the accounting for the ZF Merger (see Note 4).

8: Sponsor Earnout Shares

The sponsor and certain directors of L&F agreed, upon closing of the Business Combination, to subject 1,293,750 of their shares (Sponsor Earnout Shares) of Company Common Stock to potential forfeiture if triggering events do not occur during the earnout period . The earnout period begins on the Closing Date of the Business Combination, August 3, 2022, and extends to the five-year anniversary of the Closing Date. There are three triggers where, upon achievement of the trigger, one third of the Sponsor Earnout Shares are deemed earned and no longer subject to forfeiture. The three triggers are:

1.
Triggering event I - the first date on which the volume-weighted average price per share of Company Common Stock is equal to or greater than $12.50 for at least 20 days within any 30 consecutive trading days,
2.
Triggering event II - the first date on which the volume-weighted average price per share of Company Common Stock is equal to or greater than $15.00 for at least 20 days within any 30 consecutive trading days, and
3.
Triggering event III - the first date on which the volume-weighted average price per share of Company Common Stock is equal to or greater than $17.50 for at least 20 days within any 30 consecutive trading days.

In the case of a change of control of the Company, the triggering events above will be considered met if the shareholders of the Company receive cash, securities, or other assets per share that equal or exceed the price targets described above.

From the Closing date through October 31, 2022, no triggering events had been achieved.

Sponsor Earnout Shares Fair Value

The Company performed Monte Carlo simulations to estimate the achievement of each of the triggering events, the stock price at the estimated time at which the triggering events were achieved, and the duration of time required to achieve the triggering events. From the Monte Carlo results, the Company calculated an average, discounted fair value per share of each of the one-third tranches of Sponsor Earnout Shares subject to potential forfeiture. The table below documents the Monte Carlo assumptions, inputs, and the fair value results at each balance sheet date:

	October 31, 2022	August 3, 2022

Per Share Price of Company Common Stock	$4.36	$10.95
Annual Equity Volatility	55.00%	50.00%
Risk-Free Rate of Return	4.29%	2.86%

Fair Value per Share Tranche I	$2.52	$10.06
Fair Value per Share Tranche II	$2.20	$9.32
Fair Value per Share Tranche III	$1.93	$8.63

Aggregate Fair Value (in thousands)	$2,868	$12,079

The Company recognized the initial liability of $12.1 million as part of the closing of the Business Combination, with an offset to opening retained earnings. The Company recognized the liability as part of the Business Combination as the potential forfeiture mechanism of the Sponsor Earnout Shares only became effective as a direct result of the successful closing of the Business Combination. The Company recorded the change in the fair market value of the Sponsor Earnout Shares to change in fair market value of Sponsor Earnout Shares on the Condensed Consolidated Statement of Comprehensive Loss.

9: Stockholders' Equity

The authorized capital stock of the Company consists of 1,100,000,000 shares of stock, $0.0001 par value per share, of which 1,000,000,000 shares are designated as Common Stock and 100,000,000 shares are designated as Preferred Stock.

Common Stock

The Company has issued and outstanding 118,180,539 shares of Common Stock as of October 31, 2022. Holders of Common Stock are entitled to one vote for each share.

Dividend Rights

Subject to the preferences that may apply to any shares of the Company's preferred stock outstanding at the time, the holders of Common Stock will be entitled to receive dividends, out of funds legally available for the payment of dividends, if the Board of Directors, in its discretion, authorizes the issuance of dividends. The Company's Board of Directors has not declared any dividends related to Company Common Stock as of October 31, 2022, and through the date these financial statements were available to be issued.

Right to Receive Liquidation Distributions

If the Company becomes subject to a liquidation, dissolution, or winding-up, the assets legally available for distribution to the Company’s stockholders would be distributable ratably among the holders of Common Stock and any participating series of the Company’s preferred stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights and liquidation preferences of any outstanding shares of the Company’s preferred stock.

Preferred Stock

The Board of Directors of the Company has not issued any classes or series of preferred stock as of October 31, 2022, and through the date these financial statements were available to be issued.

The Board of Directors of the Company is authorized, subject to limitations prescribed by law, to issue preferred stock in one or more series, to establish the number of shares to be included in each series, and to fix the designation, powers, preferences, voting power, and conversion rights of the shares of each series without further vote or action by the Company’s stockholders. The Board of Directors is empowered to increase or decrease the number of shares of any series of the Company’s preferred stock, but not below the number of shares of that series then outstanding, without any further vote or action by the Company’s stockholders.

10: Stock-Based Compensation

Conversion of Stock-Based Awards

As part of the Business Combination, the Company assumed all of the issued and outstanding options to purchase the Common Stock of ZeroFox, Inc. and IDX and converted them into options to purchase the Company's Common Stock (Company Options). The number of Company Options issued along with the associated strike prices were converted using the Exchange Ratios of the Business Combination (see Note 4). The Company issued options to purchase a total of 8,159,377 shares of the Company's Common Stock, 6,380,458 going to holders of options to purchase ZeroFox, Inc common stock and 1,778,919 going to holders of options to purchase IDX common stock. The vesting schedules, remaining term, and provisions (other than the adjusted number of underlying shares and exercise prices) of the Company Options issued, are identical to the vesting schedules, remaining term, and other provisions of the ZeroFox, Inc. and IDX options that were converted.

The conversion of the options did not alter the expected fair value of the options as the conversion did not affect any of the assumptions used to fair value the options (discussed below). The conversion did not adjust vesting conditions of the options and did not require the Company to change the classification of the options. The Company recognized no incremental compensation cost as a result of the conversion. The Company recognized stock-based compensation expense based on the estimated fair value of the awards as calculated on their respective grant dates.

The Company issued no stock-based compensation awards from the Closing Date of the Business Combination through October 31, 2022.

ZeroFox Holdings, Inc 2022 Incentive Equity Plan

On August 3, 2022, the Company adopted the 2022 ZeroFox Holdings, Inc. Incentive Equity Plan (the 2022 Plan). The 2022 Plan became effective on the closing of the Business Combination, which also occurred on August 3, 2022. The 2022 Plan provides for the issuance of up to 11,750,135 shares of Common Stock to employees, officers, directors, consultants, and advisors in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalents, and other stock or cash-based awards. As of October 31, 2022, there were 11,750,135 shares of Common Stock available for issuance under the 2022 Plan.

Stock-based awards are granted at exercise prices not less than 100% of the fair value of the stock at the date of grant. The Company determines fair value as the closing per share price of its Common Stock on the date the stock-based award is granted. The term of any stock-based award issued under the 2022 Plan may not exceed 10 years from the date of grant. The Company intends to issue new shares to satisfy share options upon exercise.

ZeroFox Holdings, Inc. Employee Stock Purchase Plan

On August 3, 2022, the Company adopted the ZeroFox Holdings, Inc. 2022 Employee Stock Purchase Plan (ESPP). The ESPP is designed to allow eligible employees of the Company and its subsidiaries to purchase shares of Company Common Stock with their accumulated payroll deductions. As of October 31, 2022 and through the date these financial statements were available to be issued, the Company had not implemented and made available the ESPP to its employees.

Fair Value Methodology

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. As the Company did not issue any stock-based awards from the Closing Date of the Business Combination through October 31, 2022, this section describes how any such stock-based awards will be fair valued by the Company when they are issued. This section also describes how the Predecessor Companies valued their stock-based awards.

Expected Volatility

As the Company does not have a significant trading history of the shares of its Common Stock to date, the expected volatility will be based on the average historical stock price volatility of comparable publicly-traded companies in its industry peer group, financial, and market capitalization data. The Predecessor Companies utilized the same estimation approach.

Expected Term

The expected term of the Company’s options represents the period that the stock-based awards are expected to be outstanding. The Predecessor Companies utilized the same estimation approach.

The Company will estimate the expected term of its employee awards using the SAB Topic 14 Simplified Method allowed by the FASB and SEC, for calculating expected term as it has limited historical exercise data to provide a reasonable basis upon which to otherwise estimate expected term. The Predecessor Companies utilized the same estimation approach. Certain of the Predecessor Company’s options began vesting prior to the grant date, in which case the Predecessor Company used the remaining vesting term at the grant date in the expected term calculation.

Risk-Free Interest Rate

The Company will estimate its risk-free interest rate by using the yield on actively traded non-inflation-indexed U.S. treasury securities with contract maturities equal to the expected term. The Predecessor Companies utilized the same estimation approach.

Dividend Yield

The Company has neither declared nor paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield will be estimated to be zero. The Predecessor Companies utilized the same estimation approach.

Fair Value of Underlying Common Stock

The Company will use the closing price of its Common Stock (ZFOX) on the grant date of the stock-based award to represent the fair value of the underlying Common Stock.

The Predecessor Companies' common stock was not publicly traded. As a result, the Predecessor Companies were required to estimate the fair value of their common stock. The Board of Directors of each respective Predecessor Company considered numerous objective and subjective factors to determine the fair value of the respective Predecessor Company’s common stock at each meeting in which awards are approved. The factors considered included, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the respective Predecessor Company’s common stock; (ii) the prices, rights, preferences, and privileges of the respective Predecessor Company’s series of Preferred Stock relative to those of its common stock; (iii) the lack of marketability of the respective Predecessor Company’s common stock; (iv) actual operating and financial results of the respective Predecessor Company; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event for the respective Predecessor Company, such as an initial public offering or sale of the Predecessor Company, given prevailing market conditions; and (vii) precedent transactions involving the respective Predecessor Company’s shares.

The Company used the weighted-average assumptions in the table below to estimate the fair value of stock options. There are no values for the Successor as the Successor has not issued any stock-based awards during the Successor Period.

	Successor	Predecessor
Assumptions	October 31, 2022	August 3, 2022	October 31, 2021
Weighted-average risk-free rate	N/A	1.48%	1.41%
Weighted-average expected term of the option (in years)	N/A	6.07	6.04
Weighted-average expected volatility	N/A	38.92%	37.89%
Weighted-average dividend yield	N/A	0.00%	0.00%

A summary of option activity for the Successor Period and the Year to Date Predecessor Period, is as follows (Aggregate Intrinsic Value in thousands):

Successor	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of August 4, 2022	8,159,377	$1.4509	6.25	$25,202
Granted	—	$—
Exercised	(194,369)	$0.5770
Cancelled	(114,539)	$0.6362
Outstanding as of October 31, 2022	7,850,469	$1.4825	6.30	$24,036
Vested as of October 31, 2022	5,490,859	$0.8242	5.50	$19,415
Vested and expected to vest as of October 31, 2022	7,351,360	$1.3104	6.09	$22,419

Predecessor	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of February 1, 2022	21,715,815	$0.4398	6.28	$51,688
Granted	1,214,500	$2.3920
Exercised	(392,450)	$0.2659
Cancelled	(252,159)	$1.4633
Outstanding as of August 3, 2022	22,285,706	$0.5377	6.45	$50,864
Vested as of August 3, 2022	14,783,495	$0.2660	5.41	$37,757
Vested and expected to vest as of August 3, 2022	19,659,894	$0.4662	6.17	$46,276

The Company did not grant any options during the Successor Period. The weighted-average grant-date fair value of options granted during the Year to Date Predecessor Period and for the nine months ended October 31, 2021, was $1.0000 and $0.5040, respectively. The total intrinsic value of options exercised during the Successor Period was $0.7 million. The total intrinsic value of options exercised during the Year to Date Predecessor Period and for the nine months ended October 31, 2021 was $1.0 million and $0.5 million, respectively.

Unrecognized compensation cost related to option-based compensation arrangements granted under the Plan totaled $4.3 million as of October 31, 2022. The unrecognized compensation cost as of October 31, 2022 is expected to be recognized over a weighted-average remaining period of 2.66 years.

Stock-Based Compensation Expense

The Company recognized non-cash, stock-based compensation expense in the accompanying Condensed Consolidated Statements of Comprehensive Loss for the for the Successor Period, the Quarter to Date Predecessor Period, the Year to Date Predecessor Period, and the three and nine months ended October 31, 2021, is as follows (in thousands):

	Successor	Predecessor		Successor	Predecessor
	August 4, 2022 through October 31, 2022	August 1, 2022 through August 3, 2022	Three Months Ended October 31, 2021	August 4, 2022 through October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021
Cost of revenue - subscription	$8	$-	$23	$8	$18	$36
Cost of revenue - service	1	—	4	1	2	5
Research and development	57	2	23	57	114	70
Sales and marketing	84	3	59	84	218	175
General and administrative	155	4	85	155	510	228
Total stock-based compensation expense	$305	$9	$194	$305	$862	$514

11: Related Party Transactions

Baltimore Headquarters Lease

The Company leases office space in Baltimore, Maryland. The lessor is owned and operated by the Company’s chief executive officer. The Company incurred rent expense of $0.1 million during the Successor Period and the Predecessor incurred rent expense of $0.2 million during the Year to Date Predecessor Period. The Company capitalized $0.1 million leasehold improvements during the Successor Period. As of October 31, 2022, the Company had leasehold improvements of $0.1 million. As of January 31, 2022, the Predecessor had leasehold improvements of $0.2 million, net of accumulated depreciation of $0.2 million. As of October 31, 2022, and January 31, 2022, the Company and the Predecessor, respectively, did not have any prepaid rent. The lessor holds a $0.1 million security deposit that is refundable at the end of the lease term.

Cyveillance Acquisition Sublease and Transition Support Agreement

As part of the consideration for the Cyveillance Acquisition, the Predecessor issued Predecessor Series E redeemable convertible preferred stock to LookingGlass. As a result, LookingGlass is a related party of the Predecessor. Through the conversion of Predecessor stock to Common Stock of the Company as part of the Business Combination, LookingGlass is a related party of the Company. Effective September 30, 2020, as part of the Cyveillance Acquisition, the Predecessor entered into a sublease agreement with LookingGlass for office space in Reston, Virginia. The Predecessor incurred rent expense of $0.2 million and $0.2 million for the Year to Date Successor Period and the nine months ended October 31, 2021, respectively. The initial term of the sublease ended on July 31, 2022, and the Predecessor elected not to renew. The Predecessor and LookingGlass also entered into a transition support agreement. The Predecessor incurred no expense and $0.2 million of expense for the six months ended July 31, 2022, and the nine months ended October 31, 2021, respectively. The related party transactions are concluded as of July 31, 2022.

PIPE Investors Notes

The Predecessor accrued $0.2 million of payment-in-kind (PIK) interest for notes payable with related parties during the Year to Date Predecessor Period (see Footnote 4, notes for PIPE Investors). The interest accrued through the date of the Business Combination was paid in cash to the note holders on the date of the Business Combination. The principal value of the related notes owed by the Predecessor of $5 million was offset against obligations the note holders had with the Company as part of the PIPE Subscription Agreement.

12: Commitments and Contingencies

General Litigation

In the ordinary course of business, the Company is involved in various disputes. In the opinion of management, the amount of liability, if any, resulting from the final resolution of these matters will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. The Company was not involved in any pending litigation as of October 31, 2022.

Warranties and Indemnification

The Company’s enterprise cloud platform is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s online help documentation under normal use and circumstances.

The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its services infringe a third-party’s intellectual property rights. To date, the Company has not incurred any material costs because of such obligations and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.

Purchase Commitments

The Company has a non-cancellable purchase commitment of $43.2 million related to eight months of outsourced credit monitoring services provided to the Company’s largest customer as of October 31, 2022. The dollar amount and length of this commitment is determined by the customer’s exercise of annual option periods.

Risks and Uncertainties

The impact of the coronavirus (COVID-19) pandemic, or similar global health concerns, could negatively impact the Company’s operations, suppliers or other vendors, and its customer base. As of the report date, management is not aware of any impacts from quarantines, labor shortages or other disruptions related to COVID-19 that would have a material adverse effect on the Company’s operations. The COVID-19 pandemic did not have a material impact on our financial results.

13: Subsequent Events

Subsequent events have been considered for disclosure and recognition in the condensed consolidated financial statements through December 14, 2022, the date the condensed consolidated financial statements were available to be issued. No events occurred through that date that would require disclosure in the accompanying condensed consolidated financial statements, other than those discussed above.

ID Experts Holdings, Inc. and Subsidiary

Consolidated Balance Sheets (Unaudited)

	August 3,	December 31,
(in thousands, except share data)	2022	2021

Assets
Current assets:
Cash and cash equivalents	$16,284	$17,986
Accounts receivable, net of allowance for doubtful accounts of $65 and $179, respectively	11,937	9,997
Deferred contract acquisition costs, current	1,843	825
Prepaid expenses and other assets	1,232	953
Total current assets	31,296	29,761

Property and equipment, net	125	127
Deferred contract acquisition costs, net of current portion	189	263
Deferred tax asset	2,584	1,229
Other long-term assets, net	-	37
Total assets	$34,194	$31,417

See notes to (unaudited) consolidated financial statements

ID Experts Holdings, Inc. and Subsidiary

Continued Consolidated Balance Sheets (Unaudited)

	August 3,	December 31,
(in thousands, except share data)	2022	2021
Liabilities, redeemable convertible preferred stock, and stockholders' deficit
Current liabilities:
Accounts payable	$7,548	$7,286
Accrued compensation, accrued expenses, and other current liabilities	6,256	6,606
Deferred revenue, current	9,314	7,560
Current portion of convertible debt, carried at fair value	3,034	2,445
Current portion of long-term debt	3,333	1,667
Total current liabilities	29,485	25,564

Deferred revenue—net of current portion	1,522	2,116
Accrued expenses, long term	954	750
Long term debt—net of current portion	6,100	8,319
Total liabilities	38,061	36,749

Commitments and contingencies (see Note 18)

Redeemable convertible preferred stock
A-1 redeemable convertible preferred stock, $0.0001 par value; 6,000,000; shares authorized, 5,882,350 shares issued and outstanding at August 3, 2022, and December 31, 2021, liquidation preference of $10,000 at August 3, 2022, and December 31, 2021	10,000	10,000
A-2 redeemable convertible preferred stock, $0.0001 par value; 27,000,000; shares authorized, 26,194,324 and 26,069,330 shares issued and outstanding at August 3, 2022, and December 31, 2021, respectively, liquidation preference of $55,166 at August 3, 2022, and liquidation preference of $54,902 at December 31, 2021	55,166	54,902
Total redeemable convertible preferred stock	65,166	64,902
Stockholders' deficit
Common stock, $0.0001 par value; 53,000,000 authorized shares; 13,225,071 and 11,671,845 shares issued and outstanding at August 3, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	2,058	-
Accumulated deficit	(71,092)	(70,235)
Total stockholders’ deficit	(69,033)	(70,234)

Total liabilities, redeemable convertible preferred stock, and stockholders' deficit	$34,194	$31,417

See notes to (unaudited) consolidated financial statements

ID Experts Holdings, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(in thousands, except share data)	Period July 1, 2022, to August 3, 2022	Three Months Ended September 30, 2021

Revenue (1)	$10,052	$26,949

Cost of revenue (1)	8,047	21,182

Gross profit	2,005	5,767

Operating expenses
Research and development	487	1,290
Sales and marketing (1)	617	1,798
General and administrative (1)	931	1,967
Total operating expenses	2,035	5,055

(Loss) income from operations	(30)	712

Other (expense)
Interest expense, net	(57)	(122)
Other expense (1)	(111)	(370)
Total other expense	(168)	(492)
(Loss) income before income taxes	(198)	220

Income taxes	630	36

Net (loss) income after tax	$(828)	$184
Net (loss) income attributable to common stockholders, basic	$(828)	$50
Net (loss) income attributable to common stockholders, diluted	$(828)	$134
Net (loss) income per share attributable to common stockholders, basic	$(0.06)	$0.00
Net (loss) income per share attributable to common stockholders, diluted	$(0.06)	$0.00
Weighted-average shares used in computation of net (loss) income per share attributable to common stockholders, basic:	13,149,247	12,130,727
Weighted-average shares used in computation of net (loss) income per share attributable to common stockholders, diluted:	13,149,247	46,614,306

(1) See Note 16 for amounts attributable to related parties included in these line items.

See notes to (unaudited) consolidated financial statements

ID Experts Holdings, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

(in thousands, except share data)	Period January 1, 2022, to August 3, 2022	Nine Months Ended September 30, 2021

Revenue (1)	$66,758	$80,254

Cost of revenue (1)	52,254	62,572

Gross profit	14,504	17,682

Operating expenses
Research and development	3,325	3,608
Sales and marketing (1)	4,594	5,518
General and administrative (1)	5,758	4,473
Total operating expenses	13,677	13,599

Income from operations	827	4,083

Other (expense)
Interest expense, net	(314)	(365)
Other expense (1)	(585)	(462)
Change in fair value of warrant liabilities	(133)	-
Total other expense	(1,032)	(827)
(Loss) income before income taxes	(205)	3,256

Income taxes	652	900

Net (loss) income after tax	$(857)	$2,356
Net (loss) income attributable to common stockholders, basic	$(857)	$622
Net (loss) income attributable to common stockholders, diluted	$(857)	$2,356
Net (loss) income per share attributable to common stockholders, basic	$(0.07)	$0.05
Net (loss) income per share attributable to common stockholders, diluted	$(0.07)	$0.05
Weighted-average shares used in computation of net (loss) income per share attributable to common stockholders, basic:	12,854,967	11,508,456
Weighted-average shares used in computation of net (loss) income per share attributable to common stockholders, diluted:	12,854,967	45,851,638

(1) See Note 16 for amounts attributable to related parties included in these line items.

See notes to (unaudited) consolidated financial statements

ID Experts Holdings, Inc. and Subsidiary

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit (Unaudited)

	Preferred Stock
	Series A-1 Redeemable		Series A-2 Redeemable				Additional
(in thousands, except for share data)	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance— June 30, 2021	5,882,350	$5,000	26,069,330	$27,451	11,003,354	$1	$635	$(35,723)	$(35,087)
Common stock issued	—	—	—	—	496,882	—	23	—	23
Stock-based compensation expense	—	—	—	—	—	—	11	—	11
Net loss	—	—	—	—	—	—	—	184	184
Balance—September 30, 2021	5,882,350	$5,000	26,069,330	$27,451	11,500,236	$1	$669	$(35,539)	$(34,869)

Balance at June 30, 2022	5,882,350	$10,000	26,194,324	$55,166	12,925,071	$1	$24	$(70,264)	$(70,239)
Common stock issued	—	—	—	—	300,000	—	2,031	—	2,031
Stock-based compensation expense	—	—	—	—	-	—	3	—	3
Net loss	—	—	—	—	—	—	—	(828)	(828)
Balance—August 3, 2022	5,882,350	$10,000	26,194,324	$55,166	13,225,071	$1	$2,058	$(71,092)	$(69,033)

See notes to (unaudited) consolidated financial statements

ID Experts Holdings, Inc. and Subsidiary

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit (Unaudited)

	Preferred Stock
	Series A-1		Series A-2				Additional
(in thousands, except for share data)	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders' Deficit

Balance at December 31, 2020	5,882,350	$5,000	26,069,330	$27,451	9,674,164	$1	$585	$(37,895)	$(37,309)
Common stock issued	—	—	—	—	1,826,072	—	62	—	62
Stock-based compensation expense	—	—	—	—	-	—	22	—	22
Net income	—	—	—	—	—	—	—	2,356	2,356
Balance—September 30, 2021	5,882,350	$5,000	26,069,330	$27,451	11,500,236	$1	$669	$(35,539)	$(34,869)

Balance—December 31, 2021	5,882,350	$10,000	26,069,330	$54,902	11,671,845	$1	$-	$(70,235)	$(70,234)
Preferred stock issued	—	—	124,994	264
Common stock issued	—	—	—	—	1,553,226	—	2,042	—	2,042
Stock-based compensation expense	—	—	—	—	-	—	16	—	16
Net loss	—	—	—	—	—	—	—	(857)	(857)
Balance—August 3, 2022	5,882,350	$10,000	26,194,324	$55,166	13,225,071	$1	$2,058	$(71,092)	$(69,033)

See notes to (unaudited) consolidated financial statements

ID Experts Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	Period January 1, 2022, to August 3, 2022	Nine Months Ended September 30, 2021

Cash flows from operating activities:
Net (loss) income	$(857)	$2,356
Adjustments to reconcile net loss (income) to net (cash used in) provided by operating activities:
Depreciation and amortization	46	94
Amortization of debt issuance cost	2	3
Stock-based compensation	16	22
Gain on warrant exercised	(8)	-
Provision for bad debts	(117)	70
Change in fair value of warrants	133	-
Change in fair value of debt	589	459
Deferred tax benefit (expense)	(1,354)	130
Loss on sale of property and equipment	1	3
Changes in operating assets and liabilities:
Accounts receivable	(1,823)	(1,948)
Deferred contract acquisition costs	(944)	(119)
Prepaid expenses and other assets	(242)	(69)
Accounts payable	262	927
Accrued compensation, accrued expenses, and other current liabilities	1,843	1,274
Deferred revenue	1,160	(357)
Net cash (used in) provided by operating activities	(1,293)	2,845

Cash flows from investing activities:
Purchases of property and equipment	(44)	(114)
Net cash used in investing activities	(44)	(114)

Cash flows from financing activities:
Exercise of stock options	191	62
Payment of debt issuance cost	-	(2)
Repayment of debt	(556)	—
Principal payments on capital lease obligations	-	(50)
Net cash (used in) provided by financing activities	(365)	10

Net (decrease) increase in cash and cash equivalents	(1,702)	2,741

Cash and cash equivalents beginning of period	17,986	14,743

Cash and cash equivalents end of period	$16,284	$17,484

Supplemental Cash Flow Information:
Cash paid for interest	$307	$360
Cash paid for income taxes	107	140
Non-cash financing and investing activities:
Warrant exercise
Increase in redeemable convertible preferred stock	$(264)	$-
Decrease in accrued expense	$2,122	$-
Increase in retained earnings	$(8)	$-
Increase in additional paid in capital	$(1,850)	$-
See notes to (unaudited) consolidated financial statements

ID Experts Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements As of August 3, 2022, and December 31, 2022, and the Periods January 1, 2022, to August 3, 2022, and the nine months ended September 30, 2021 (Unaudited)

1. Organization and Description of Business

ID Experts Holdings, Inc., and subsidiary (IDX) believes it has a leading position in the United States by revenues as a provider of data breach response services, and associated identity and privacy protection services, to both government and commercial entities. IDX’s data breach solutions include prevention, detection, forensic services, notification, and recovery assistance. IDX’s membership subscriptions include credit and non-credit monitoring, prevention tools, and unlimited recovery assistance. ID Experts Holdings, Inc. was incorporated in the State of Delaware in 2016 at which time Identity Theft Guard Solutions, Inc., the primary operating entity, became the wholly-owned subsidiary of ID Experts Holdings, Inc. in 2016 during its recapitalization. IDX serves clients throughout the United States of America and is located in Portland, Oregon.

On December 15, 2021, IDX’s Board of Directors approved a business combination agreement, which was entered into as of December 17, 2021, and announced publicly on December 20, 2021. The business combination agreement details a transaction where IDX is to be merged with ZeroFox, Inc. (ZeroFox) and L&F Acquisition Corp. (L&F), a special purpose acquisition corporation (SPAC) and publicly traded company. IDX and ZeroFox are both the legal and accounting acquirees and L&F is the legal and accounting acquiror. On the date of the Business Combination, L&F changed its name to ZeroFox Holdings, Inc. (ZeroFox Holdings). See Note 2b for additional information.

2. Summary of Significant Accounting Policies

a. Basis of Presentation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (US GAAP) set forth by the Financial Accounting Standards Board (FASB). References to U.S. GAAP issued by the FASB in these notes to the consolidated financial statements are to the FASB Accounting Standards Codification (ASC). IDX presented financial statements from the beginning of the year to the acquisition date of August 3, 2022.

b. Emerging Growth Company Status

IDX is an emerging growth company (EGC), as defined in the Jumpstart Our Business Startups Act, (the JOBS Act), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. IDX may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act and has elected to use the extended transition period for complying with new or revised accounting standards. As a result of this election, IDXs financial statements may not be comparable to companies that comply with the effective dates of public company FASB standards.

IDX merged with L&F on August 3, 2022. Refer to Note 1 for more information regarding the Business Combination. The surviving company, ZeroFox Holdings, will remain an emerging growth company until the earliest of (i) the last day of the surviving company’s first fiscal year following the fifth anniversary of the completion of the L&F’s initial public offering, (ii) the last day of the fiscal year in which ZeroFox Holdings has total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which ZeroFox Holdings is deemed to be a large accelerated filer, which means the market value of ZeroFox Holding’s common stock that is held by non-affiliates exceeds $700.0 million as of the prior July 31 or (iv) the date on which ZeroFox Holdings has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

c. Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of IDX. All intercompany balances and transactions have been eliminated in consolidation.

d. Use of Estimates

The preparation of financial statements in conformity with US GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses reported during the period. Such estimates include assumptions used in the allocation of revenue, long-lived assets, liabilities, depreciable lives of assets, stock-based compensation, and deferred income taxes. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

e. Cash and Cash Equivalents

Cash and cash equivalents consist of business checking accounts. IDX considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. IDX generally places its cash and cash equivalents with major financial institutions deemed to be of high-credit-quality in order to limit its credit exposure. IDX maintains its cash accounts with financial institutions where, at times, deposits exceed federal insurance limits. Cash and cash equivalents are carried at cost, which due to their short-term nature, approximate fair value.

f. Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. IDX maintains an allowance for doubtful accounts for estimated losses resulting from its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted for current market conditions, IDX's customers’ financial condition, any amounts of receivables in dispute, and the current receivables aging and historic payment patterns. IDX reviews its allowance for doubtful accounts at least quarterly. Accounts receivable are presented on the Consolidated Balance Sheets net of allowance for doubtful accounts.

Receivables, net of allowance for doubtful accounts as of August 3, 2022, and December 31, 2021, consist of the following (in thousands):

	August 3, 2022	December 31, 2021
Billed trade receivables	$4,158	$2,942
Unbilled receivables	7,779	7,055
Total	$11,937	$9,997

The allowance for doubtful accounts reflects IDX’s estimate of probable losses inherent in the accounts receivable balance. IDX determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

The following table summarizes activity for the allowance for doubtful accounts for the period January 1, 2022, to August 3, 2022, and nine months ended September 30, 2021 (in thousands):

	January 1, 2022, to August 3, 2022	Nine Months Ended September 30, 2021
Beginning balance	$179	$13
Additional charged to costs and expenses	(117)	70
Deductions (1)	3	-
Ending balance	$65	$83
(1) Represents write-offs and recoveries of prior year charges.

The following table summarizes activity for the allowance for doubtful accounts for the period July 1, 2022, to August 3, 2022, and three months ended September 30, 2021 (in thousands):

	July 1, 2022, to August 3, 2022	Three Months Ended September 30, 2021
Beginning Balance	$52	$51
Additional charged to costs and expenses	13	32
Ending balance	$65	$83

g. Fair Value Measurement

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, including respective accrued interest balances, in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy requires that IDX maximize the use of observable inputs and minimize the use of unobservable inputs. The levels of the fair value hierarchy are described below:

Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities that IDX can access at the measurement date.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Refer to Note 17 for additional information on how IDX determines fair value for its assets and liabilities.

h. Property and Equipment

Property and equipment assets are stated at the cost of acquisition, less accumulated depreciation and amortization. Property and equipment assets under capital leases are stated at the present value of minimum lease payments and amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Depreciation and amortization of property, equipment, and leasehold improvements are computed using the straight-line method.

The estimated useful lives for property and equipment categories are as follows:

Asset Classification	Estimated Useful Life
Office and computer equipment	3 years
Software	5 years
Furniture and fixtures	7 years
Leasehold improvements	Lesser of lease term or useful life

IDX periodically reviews the carrying value of its long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. For long-lived assets to be held and used, impairments are recognized when the carrying amount of a long-lived asset group is not recoverable and exceeds fair value. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset group exceeds its fair value. No impairment losses were recognized for the period January 1, 2022, to August 3, 2022, and nine months ended September 30, 2021. IDX recognized no impairment losses for the period July 1, 2022, to August 3, 2022, and three months ended September 30, 2021.

i. Revenue Recognition

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products or services. The amount of revenue recognized reflects the consideration that IDX expects to be entitled to receive in exchange for those products or services. To achieve the core principle of this standard, IDX applies the following five steps:

a)
Identify Contracts with Customers,
b)
Identify the Performance Obligations in the Contract,
c)
Determine the Transaction Price,
d)
Allocate the Transaction Price to Performance Obligations in the Contract, and
e)
Recognize Revenue When or As Performance Obligations are Satisfied.

For arrangements with multiple performance obligations, IDX allocates total consideration to each performance obligation on a relative fair value basis based on management’s estimate of stand-alone selling price (SSP).

The following table illustrates the timing of IDX’s revenue recognition:

	January 1, 2022, to August 3, 2022	Nine Months Ended September 30, 2021
Breach - point in time	12.6%	9.2%
Breach - over time	83.4%	87.7%
Membership services - over time	4.0%	3.1%

The following table illustrates the timing of the IDX's revenue recognition:

	July 1, 2022, to August 3, 2022	Three Months Ended September 30, 2021
Breach - point in time	9.4%	11.3%
Breach - over time	86.3%	85.5%
Membership services - over time	4.3%	3.2%

Breach Services

IDX’s breach services revenue consists of contracts with various combinations of notification, project management, communication services, and ongoing identity protection services. Performance periods generally range from one to three years. Payment terms are generally between thirty and sixty days. Contracts generally do not contain significant financing components. The pricing for IDX’s breach services contracts are structured as either fixed price or variable price. In fixed price contracts, a fixed total price or fixed per-impacted-individual price is charged for the total combination of services. For variable price breach services contracts, the breach communications component, which includes notifications and call center, is charged at a fixed total fee and ongoing identity protection services are charged as incurred using a fixed price per enrollment. Fixed fees are generally billed at the time the statement of work is executed and are due upon receipt. Large fixed fee contracts are typically billed 50% upfront and due upon receipt with the remaining 50% invoiced 30 days later with net 30 terms. For variable price contracts the charges for identity protection services are billed monthly for the prior month and are due net 30.

Membership Services

IDX provides membership services through its employer groups and strategic partners as well as directly to end-users through its website. Membership services consist of multiple, bundled identity and privacy product offerings and provide members with ongoing identity protection services. For membership services, revenue is recognized ratably over the service period. Performance periods are generally one year. Payments from employer groups and strategic partners are generally collected monthly. Payments from end-users are collected up front.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. No losses on uncompleted contracts were recognized for the period January 1, 2022, to August 3, 2022, and nine months ended September 30, 2021. No losses on uncompleted contracts were recognized for the period July 1, 2022, to August 3, 2022, and three months ended September 30, 2021.

Significant Judgments

Significant judgments and estimates are required under ASC 606. Due to the complexity of certain contracts, the actual revenue recognition treatment required under ASC 606 for IDX’s arrangements may be dependent on contract-specific terms and may vary in some instances. IDX’s contracts with customers often include promises to transfer multiple services including project management services, notification services, call center services, and identity protection services. Determining whether services are distinct performance obligations that should be accounted for separately requires significant judgment.

IDX is required to estimate the total consideration expected to be received from contracts with customers, including any variable consideration. Once the estimated transaction price is established, amounts are allocated to performance obligations on a relative SSP basis. IDX’s breach business derives revenue from two main performance obligations: (i) notification and (ii) combined call center and identity protection services (see Note 7).

At contract inception, IDX assesses the products and services promised in the contract to identify each performance obligation and evaluates whether the performance obligations are capable of being distinct and are distinct within the context of the contract. Performance obligations that are not both capable of being distinct and are distinct within the context of the contract are combined and treated as a single performance obligation in determining the allocation and recognition of revenue. Determining whether products and services are considered distinct performance obligations requires significant judgment. In determining whether products and services are considered distinct performance obligations, IDX assesses whether the customer can benefit from the products and services on their own or together with other readily available resources and whether our promise to transfer the product or service to the customer is separately identifiable from other promises in the contract.

Judgment is required to determine the SSP for each distinct performance obligation. IDX rarely sells its individual breach services on a standalone basis and accordingly, IDX is required to estimate the range of SSPs for each performance obligation. In instances where the SSP is not directly observable because IDX does not sell the service separately, IDX reviews information that includes historical discounting practices, market conditions, cost-plus analysis, and other observable inputs to determine an appropriate SSP. IDX typically has more than one SSP for individual performance obligations due to the stratification of those items by classes of customers, size of breach, and other circumstances. In these instances, IDX may use other available information such as service inclusions or exclusions, customizations to notifications, or varying lengths of call center or identity protection services in determining the SSP.

If a group of agreements are so closely related to each other that they are in effect part of a single arrangement, such agreements are deemed to be one arrangement for revenue recognition purposes. IDX exercises judgment to evaluate the relevant facts and circumstances in determining whether the separate agreements should be accounted for separately or as, in substance, a single arrangement. IDX’s judgments about whether a group of contracts comprises a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of IDX’s operations for the periods presented.

IDX has not experienced significant refunds to customers. IDX’s estimates related to revenue recognition may require significant judgment and the change in these estimates could have an effect on IDX’s results of operations during the periods involved.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on the Consolidated Balance Sheets. IDX records a contract asset when revenue is recognized prior to invoicing and records a deferred revenue liability when revenue is expected to be recognized after invoicing. For IDX’s breach services agreements, customers are typically invoiced at the beginning of the arrangement for the entire contract. When the breach agreement includes variable components related to as-incurred identity protection services, customers are invoiced monthly for the duration of the enrollment or call center period.

Unbilled accounts receivable, which consists of services billed one month in arrears, was $7.8 million and $7.1 million as of August 3, 2022, and December 31, 2021, respectively. These unbilled amounts are included in accounts receivable as IDX has the unconditional right to receive this consideration.

Contract assets are presented as other receivables within the Consolidated Balance Sheets and primarily relate to IDX’s rights to consideration for work completed but not billed on service contracts. Contract assets are transferred to receivables when IDX invoices the customer. Contract liabilities are presented as deferred revenue and relate to payments received for services that are yet to be recognized in revenue.

IDX recognized $5.1 million of revenue that was included in deferred revenue at the end of the preceding year during the period January 1, 2022, to August 3, 2022. IDX recognized $0.6 million of revenue that was included in deferred revenue at the end of the preceding year during the period July 1, 2022, to August 3, 2022. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. IDX expects to recognize as revenue approximately 56% of its August 3, 2022, deferred revenue balance in the remainder of 2022, 29% in the period January 1, 2023, to August 3, 2023, and the remainder thereafter.

In instances where the timing of revenue recognition differs from that of invoicing, IDX has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing IDX's services and not to facilitate financing arrangements.

Government Contracts

IDX evaluates arrangements with governmental entities containing fiscal funding or termination for convenience provisions, when such provisions are required by law, to determine the probability of possible cancellation. IDX considers multiple factors including the history with the customer in similar transactions and the budgeting and approval processes undertaken by the governmental entity. If IDX determines upon execution of these arrangements that the likelihood of cancellation is remote, it then recognizes revenues for such arrangements once all relevant criteria have been met. If such a determination cannot be made, revenues are recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity for such arrangements.

j. Contract Costs

IDX capitalizes costs to obtain a contract or fulfill a contract. These costs are recorded as capitalized contract costs on the Consolidated Balance Sheets. Costs to obtain a contract for a new customer are generally amortized on a straight-line basis over the estimated period of benefit. IDX determined the estimated period of benefit by taking into consideration the contractual term. IDX periodically reviews the carrying amount of the capitalized contract costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit. Amortization expense associated with costs to fulfill a contract is recorded to cost of services on IDX’s Consolidated Statements of Income, and amortization expense associated with costs to obtain a contract (sales commissions) is recorded to sales and marketing expense.

k. Cost of Services

Cost of services consists of fees to outsourced service providers for credit monitoring, call center operation, notification mailing, insurance, and other miscellaneous services and internal labor costs. Costs incurred for breach service contracts represent fulfillment costs. These costs are deferred within capitalized contract costs and recognized in relation to revenue recorded over the combined service and membership terms. The remainder of cost of services are expensed as incurred. Relevant depreciation and amortization are included in cost of services.

l. Research and Development

Research and development expenses primarily consist of personnel costs and contractor fees related to the bundling of other third-party software products that are offered as one combined package within IDX’s product offerings. Personnel costs include salaries, bonuses, stock-based compensation, employer-paid payroll taxes, and an allocation of our facilities, benefits, and internal IT costs. Research and development costs are expensed as incurred.

m. Long-term Debt

Convertible notes and amounts borrowed under credit agreements are recorded as long-term debt on the Consolidated Balance Sheets, at principal, net of debt discounts and issuance costs. The debt discounts and issuance costs are amortized to interest expense on the Consolidated Statements of Income using the straight-line method over the contractual term of the note if that method is not materially different from the effective interest rate method. Cash interest payments are due either quarterly or semi-annually in arrears and IDX accrues interest expense monthly based on the annual coupon rate. See Note 4 for further discussion regarding convertible notes and credit agreement.

n. Debt Issuance Costs

Fees paid to lenders and service providers in connection with the origination of debt are capitalized as debt issuance costs and presented as a direct deduction from the carrying value of the associated debt liability. As of August 3, 2022, and December 31, 2021, the debt issuance costs presented on the Consolidated Balance Sheets as a reduction to debt were negligible for both periods presented.

o. Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $0.8 million for the period January 1, 2022, to August 3, 2022, and $0.9 million for the nine months ended September 30, 2021. Advertising costs amounted to $0.1 million for the period from July 1, 2022, to August 3, 2022, and $0.3 million for the three months ended September 30, 2021.

p. Stock-Based Compensation

IDX grants stock options to purchase common stock to employees with exercise prices equal to the fair market value of the underlying stock as determined by the Board of Directors and management. The Board of Directors, with the assistance of outside valuation experts, determines the fair value of the underlying stock by considering several factors including historical and projected financial results, the risks IDX faced at the time, the preferences of IDX’s debt holders and preferred stockholders, and the lack of liquidity of IDX’s common stock.

The fair value of each stock option award is estimated using the Black-Scholes-Merton valuation model. Such value is recognized as expense over the requisite service period using the straight-line method, net of forfeitures as they occur.

Excess tax benefits of awards that relate to stock option exercises are reflected as operating cash inflows. Stock-based compensation expense recognized in IDX’s consolidated financial statements for options were negligible for all periods presented.

q. Earnings (Loss) per Share

Series A-1 and A-2 Preferred Stock are participating securities due to their rights to receive dividends. IDX calculates EPS under the two-class method. In the two-class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities. The allocation between common stock and participating securities is based upon the rights to dividends for the two types of securities.

For periods of net income and when the effects are not anti-dilutive, IDX calculates diluted earnings per share by dividing net income available to common shareholders by the weighted average number of common shares plus the weighted average number of common shares assuming the conversion of IDX’s convertible notes, as well as the impact of all potentially dilutive common shares. Potentially dilutive common shares consists primarily of common stock options using the treasury stock method. For periods of net loss, shares used in the diluted earnings (loss) per share calculation equals the amount of shares in the basic EPS calculation as including potentially dilutive shares would be anti-dilutive.

r. Concentrations of Credit Risk

Financial instruments that potentially subject IDX to concentrations of credit risk consist principally of cash balances and trade accounts receivable. IDX maintains cash balances at two financial institutions. The balances occasionally exceed federally insured limits. As of August 3, 2022, balances exceeded federally insured limits by $16.0 million. IDX has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk from cash. Concentrations of credit with respect to accounts receivables are generally limited due to the large number of customers in IDX's customer base which are dispersed across different industries.

IDX generated 73% and 79% of its revenue from the US Government for the period January 1, 2022, to August 3, 2022, and nine months ended September 30, 2021, respectively. The US Government pays invoices in less than thirty days and is deemed to be a low credit risk. IDX generated 76% and 77% of its revenue from the US Government for the period July 1, 2022, to August 3, 2022, and three months ended September 30, 2021, respectively. On August 3, 2022, and December 31, 2021, accounts receivables from the U.S. Government made up 64% and 69% of IDX’s outstanding accounts receivables, respectively.

s. Income Taxes

IDX provides for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax effect of differences between recorded assets and liabilities and their respective tax basis along with operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the rate change becomes effective. IDX recognizes the effect of income tax positions only if those positions are more likely than not of being sustained in the event of a tax audit. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. IDX records interest related to unrecognized tax benefits in income tax expense.

Deferred tax assets are reduced by a valuation allowance when in management’s opinion it is more likely than not that some portion or all the deferred tax assets will not be realized. IDX considers the future reversal of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, and tax planning strategies in making this assessment. IDX’s valuation allowance is based on all available positive and negative evidence, including its recent financial operations, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluating sources of future taxable income to support the realization of the deferred tax assets.

IDX's income tax returns are generally subject to examination by taxing authorities for a period of three years from the date they are filed. Tax authorities may have the ability to review and adjust net operating loss or tax credit carryforwards that were generated prior to these periods if utilized in an open tax year. As of August 3, 2022, IDX’s income tax returns for the years ended December 31, 2016 through 2021 are subject to examination by the Internal Revenue Service and applicable state and local taxing authorities.

t. Sales and Use Taxes

IDX collects sales tax in various jurisdictions. IDX records the amount of sales tax as a payable to the related jurisdiction upon collection from customers. IDX files a sales tax return with the jurisdictions and remits the amounts indicated on the return on a periodic basis.

u. Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, the chief executive officer, or decision-making group, in making decisions on how to allocate resources and assess performance. IDX views its operations and manages its business as one operating segment. All revenue has been generated and all assets are held in the United States.

v. Deferred Rent and Lease Incentives

Rent expense and lease incentives from IDX’s operating leases are recognized on a straight-line basis over the lease term. IDX’s operating lease includes rent escalation payment terms and a rent-free period. Deferred rent represents the difference between actual operating lease payments and straight-line rent expense over the term of the lease.

w. Standards Issued and Adopted

In May 2021, the FASB issued ASU 2021-04, Earnings per Share (“Topic 260”), Debt – Modifications and Extinguishments (“Subtopic 470-50”), Compensation – Stock Compensation (“Topic 718”), and Derivatives and Hedging – Contracts in Entity’s Own Equity (“Subtopic 815-40”). ASU 2021-04 clarifies the accounting by issuers for modifications or exchanges of equity-classified warrants and is effective for fiscal years starting after December 15, 2021. IDX adopted the standard prospectively as of January 1, 2022, with no impact on the financial statements.

x. Standards Issued but Not Yet Effective

In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”) aimed at making leasing activities more transparent and comparable. The new standard requires substantially all leases be recognized by lessees on their consolidated balance sheet as a right-of-use asset and a corresponding lease liability, including leases currently classified as operating leases. ASU 2016-02 was initially effective for fiscal years beginning after December 15, 2019. In October 2019, the FASB decided to extend the implementation date for private companies to be effective for annual periods beginning after December 15, 2020. However in May 2020, the FASB decided to provide an additional one-year deferral of the mandatory effective date of the new lease standard for all private companies. As a result, IDX’s effective date for ASU 2016-02 was deferred to accounting periods beginning after December 15, 2021. IDX will adopt this guidance for the annual period ending December 31, 2022. IDX is currently evaluating the impact of ASU 2016-02.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (CECL) and subsequently issued additional guidance that modified ASU 2016-13. The standard requires an entity to change its accounting approach for measuring and recognizing credit losses on certain financial assets measured at amortized cost, including trade receivables, certain non-trade receivables, customer advances and certain off-balance sheet credit exposures, by replacing the existing “incurred loss” framework with an expected credit loss recognition model. The new standard results in earlier recognition of credit losses based on past events, current conditions, and reasonable and supportable forecasts. The FASB pushed back the effective date of CECL from January 2021 to January 2023 for smaller reporting companies as defined by Securities Exchange Commission and from January 2022 to January 2023 for nonpublic companies. The standard is effective for entities with fiscal years beginning after December 15, 2022, including interim periods within such fiscal years. IDX is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), the amendments will remove certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. IDX is currently evaluating the impact of ASU 2019-12 on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (Topics: 470-20, 815-40). The standards reduce the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification. The standard also amends diluted EPS calculations for convertible instruments and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity’s own shares to be classified in equity. The standard is effective for entities with fiscal years beginning after December 15, 2023, and early adoption is permitted. IDX is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for convertible instruments by eliminating large sections of the existing guidance in this area. It also eliminates several triggers for derivative accounting, including a requirement to settle certain contracts by delivering registered shares. The amendments are effective for fiscal years beginning after December 15, 2023, and early adoption is permitted. IDX is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and related disclosures.

3. Property and Equipment

Property and equipment, net consisted of the following amounts on August 3, 2022, and December 31, 2021 (in thousands):

	August 3, 2022	December 31, 2021
Furniture and office equipment	$351	$603
Computer equipment and software	503	521
Leasehold improvements	69	73
Total property and equipment	923	1,197
Less accumulated depreciation and amortization	(798)	$(1,070)
Total property and equipment, net	$125	$127

Depreciation and amortization expense recorded related to property and equipment was less than $0.1 million for the period January 1, 2022, to August 3, 2022, and $0.1 million for the nine months ended September 30, 2021. Depreciation and amortization expense recorded related to property and equipment was less than $0.1 million for the periods July 1, 2022, to August 3, 2022 and the three months ended September 30, 2021.

4. Long-term Debt

The below table presents details of IDX’s debt on August 3, 2022, and December 31, 2021 (in thousands):

	August 3, 2022	December 31, 2021
Current maturity term loan	$3,333	$1,667
Total	$3,333	$1,667
Long-term debt
Term loan, net of debt issuance cost	6,100	8,319
Total long-term debt	$9,433	$9,986

The future contractual maturities for the long-term debt outstanding as of August 3, 2022, are summarized as follows (in thousands):

Future Payments
2022 (Remaining quarters)	$1,111
2023	3,333
2024	3,333
2025	1,668
Total	$9,445
Less net debt issuance costs	(12)
Total long-term debt	$9,433

Term Loan

On December 29, 2020, IDX executed the amended and restated loan and security agreement. This resulted in the extinguishment of the original Term Loan and established a new Term Loan of $10.0 million. The new Term Loan matures June 1, 2025, and bears interest at the prime referenced rate plus 1.5%, which was 6.25% as of August 3, 2022. Monthly principal payments began on July 1, 2022. IDX began making interest-only payments on a monthly basis beginning on February 1, 2021. The loan is subject to certain standardized financial covenants and the carrying value of the Term Loan approximates its fair value. IDX was in compliance with its debt covenants as of August 3, 2022.

5. Convertible Debt Loan

In December 2018, IDX entered into a convertible debt loan with several of its existing investors for $1.4 million. The convertible debt loan matures on December 20, 2022, and bears 12% interest, paid at maturity. The related party lenders have the option to convert the note in conjunction with a qualified financing at 80% of the share price paid by other investors. The related party lenders receive 150% of the outstanding value of notes and accrued interest in conjunction with a sale of IDX. IDX, with consent from the related party lenders, may prepay the convertible debt loan without penalty. The convertible debt loan is a general, unsecured obligation of IDX.

IDX has elected to fair value the convertible debt loan. At the end of each period, IDX calculates the fair value of the convertible debt and any changes are recorded within other expense in the Consolidated Statements of Income. There has been no change in fair value from a change in credit quality. IDX recorded changes in fair value of $0.6 million and $0.5 million, for the period January 1, 2022, to August 3, 2022, and nine months ended September 30, 2021, respectively. IDX recorded changes in fair value $0.1 million and $0.4 million, for the period July 1, 2022, to August 3, 2022, and three months ended September 30, 2021, respectively. See Note 17 for additional information on fair value measurement.

6. Warrants

The following table summarizes activity for IDX’s preferred and common stock warrants for the period January 1, 2022, to August 3, 2022, and the nine months ended September 30, 2021:

Preferred stock warrants	January 1, 2022, to August 3, 2022	Nine Months Ended September 30, 2021
Beginning balance	125,000	125,000
Warrants exercised	(125,000)	-
Ending balance	-	125,000

Common stock warrants
Beginning balance	1,280,506	1,280,506
Warrants exercised	(1,280,506)	-
Ending balance	-	1,280,506

The following table summarizes activity for IDX’s preferred and common stock warrants for the period July 1, 2022, to August 3, 2022, and the three months ended September 30, 2021:

Preferred stock warrants	July 1, 2022, to August 3, 2022	Three Months Ended September 30, 2021
Beginning balance	-	125,000
Warrants exercised	-	-
Ending balance	-	125,000

Common stock warrants
Beginning balance	300,000	1,280,506
Warrants exercised	(300,000)	-
Ending balance	-	1,280,506

Preferred Stock Warrants

In connection with a related party term loan modification dated December 18, 2018, IDX issued 125,000 preferred stock warrants with an exercise price of $0.0001.

IDX calculates the fair value of the vested Series A-2 preferred stock warrant at the end of each reporting period. IDX recorded a change in fair value of the preferred stock warrant of $0 and $0, for the period January 1, 2022, to August 3, 2022, and nine months ended September 30, 2021, respectively. IDX recorded a change in fair value of preferred stock warrant of $0 and $0, for the period July 1, 2022, to August 3, 2022, and three months ended September 30, 2021. IDX presents the change in fair value in fair value of warrant liabilities in the Consolidated Statements of Income.

On February 14, 2022, the related party exercised its preferred stock warrants, reducing the warrant liability included within accrued expenses on the Consolidated Balance Sheets. The non-cash exercise resulted in an increase of 124,994 A-2 preferred stock shares, which are presented as redeemable convertible preferred stock on the Consolidated Balance Sheets.

Common Stock Warrants

In February 2015, IDX issued 300,000 common stock warrants at a strike price of $0.60 to a client/vendor. The common stock warrants are exercisable upon a Liquidation Event as defined in the agreement i.e., the first occurrence of any sale of IDX’s assets, a merger, or a firm underwritten public offering of common stock. The warrants expire on February 10, 2025. IDX calculates the fair value of the vested common stock warrant at the end of each reporting period. IDX recorded a change in fair value of the common stock warrant of $0.1 million and $0 for the period January 1, 2022, to August 3, 2022, and the nine months ended September 30, 2021, respectively. IDX recorded a change in fair value of the common stock warrant of $0 and $0 for the period July 1, 2022, to August 3, 2022, and the three months ended September 30, 2021, respectively. IDX presents the change in fair value in change in fair value of warrant liabilities in the Consolidated Statements of Income, and the common stock warrant in accrued expenses on the Consolidated Balance Sheets.

On July 26, 2022, the client/vendor exercised its common stock warrants, reducing the warrant liability included within accrued expenses on the Consolidated Balance Sheets. The cash exercise resulted in an increase of 300,000 common stock shares.

In connection with a related party term loan dated August 2, 2016, IDX issued 980,506 common stock warrants with an exercise price of $0.0001. The value of these common stock warrants was initially recorded as a reduction of the face value of debt on issuance with an offset to additional paid in capital. The warrants’ value is recorded to interest expense using the effective interest method over the life of the debt. These common stock warrants were fully expensed as of December 31, 2020.

On February 14, 2022, the related party exercised its common stock warrants, reducing the warrant liability included within accrued expenses on the Consolidated Balance Sheets by $0.3 million. The non-cash exercise resulted in an increase of 980,460 common stock shares.

7. Revenue from Contracts with Customers

Performance Obligations

IDX’s primary performance obligations under breach services contracts are notification services and combined call center and identity protection services. IDX reviewed the contracts and established which services were distinct. With each performance obligation, the customer can benefit from the service either on its own or together with other resources readily available in the marketplace and it is therefor, separately identifiable from other promises in the contract.

The following table summarizes breach revenue from contracts with customers for period January 1, 2022, to August 3, 2022, and nine months ended September 30, 2021 (in thousands):

	January 1, 2022, to August 3, 2022	Nine Months Ended September 30, 2021
Notification services	$8,386	$7,388
Call center and identity protection services	55,692	70,378
Total breach services	$64,078	$77,766

The following table summarizes breach revenue from contracts with customers for period July 1, 2022, to August 3, 2022, and three months ended September 30, 2021 (in thousands):

	July 1, 2022, to August 3, 2022	Three Months Ended September 30, 2021
Notification services	$942	$3,042
Call center and identity protection services	8,679	23,049
Total breach services	$9,621	$26,091

Notification Services

IDX’s notification and mailing services include project management, postage, and setup costs to develop notification templates that will be printed and mailed to the customer’s impacted population. These notifications are typically printed by IDX’s third-party printers and mailed via USPS. IDX recognizes revenue for notification services upfront upon the date that the notifications are mailed, which typically coincides with the call center start date. IDX is deemed to be the principal in these transactions as it is primarily responsible for fulfilling the obligation, has full discretion in price setting, and controls the notification services before the resulting notifications are transferred to the customer.

Call Center and Identity Protection Services

Call center services consist of fees charged to setup an incident-specific call center and website for the population of impacted individuals. The call center component of IDX’s services serves as a facilitation of its identity protection services and revenue is recognized ratably over the term of the arrangement, which typically lasts for 15 months total (3 months for the call center/enrollment period plus 12 months of identity protection services). Identity Protection services consist of fees charged to continually monitor individuals’ credit and identity. Additional services are bundled with identity protection services such as non-credit reporting, alerts, and insurance. IDX typically invoices for these services upfront for fixed price contracts. For variable price contracts, IDX typically invoices the call center services upfront and the notification services and identity protection services on a monthly basis, as incurred, over the enrollment period. The timing and content of billings may vary based on individual contracts, but such variances usually only occur with the largest breach contracts.

Membership Services

IDX recognized revenue from membership services of $2.7 million and $2.5 million of total revenue for the period January 1, 2022, to August 3, 2022, and for the nine months ended September 30, 2021, respectively. No single membership services customer exceeded 10% of total revenue during the period January 1, 2022, to August 3, 2022, and during the nine months ended September 30, 2021.

Timing of Revenue Recognition

Breach services contracts contain distinct performance obligations and now have a portion of revenue recognized up front and a portion recognized over time. The transaction price is allocated based upon SSP and has resulted in portion being recognized point in time and portion recognized over time.

Contract Costs

IDX recognized amortization expense of capitalized contract costs of $7.8 million, and $7.2 million for the period January 1, 2022, to August 3, 2022, and for the nine months ended September 30, 2021, respectively. IDX recognized amortization expense of capitalized contracts costs of $1.1 million and $2.7 million for the period July 1, 2022, to August 3, 2022, and for the three months ended September 30, 2021, respectively. Contract costs include fulfillment costs and costs to obtain contracts. IDX recognized no impairment losses in any of the periods presented.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes contract liabilities and amounts that will be billed and recognized as revenue in future periods. IDX had $78.6 million of remaining performance obligations as of August 3, 2022. The approximate percentages of the total value of remaining performance obligations IDX expects to recognize as revenue in future periods are as follows (in thousands):

	Total Remaining Performance Obligations	0-12 Months	13-24 Months	Over 24 Months
Breach	$72,008	98%	2%	0%
Membership services	6,778	100%	0%	0%
Total	$78,786	98%	2%	0%

8. Leases

IDX has two leases related to office equipment and one lease related to office space. The two office equipment leases and the office space lease are operating leases. IDX’s operating leases have varying maturity dates through the year ending 2025.

Rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. IDX’s rental expenses were $0.2 million and $0.3 million for the period January 1, 2022, to August 3, 2022, and for the nine months ended September 30, 2021, respectively. IDX’s rental expenses were negligible for both the periods July 1, 2022, to August 3, 2022, and for the three months ended September 30, 2021.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of August 3, 2022, are (in thousands):

Future Payments
Years ending December 31:
2022 (Remaining quarters)	$178
2023	149
2024	48
Total minimum lease payments	$375

9. Redeemable Convertible Preferred Stock

Series A-1 Redeemable Convertible Preferred Stock

On July 29, 2016, IDX's Board of Directors approved the issuance of up to 6,000,000 shares of Series A-1 preferred stock with a par value $0.0001. The original issuance price per share of the Series A-1 preferred stock was $0.85. Series A-1 preferred stock is recorded at the maximum redemption value per the agreement in redeemable convertible preferred stock on the Consolidated Balance Sheets.

Dividends

If IDX declares a dividend on common stock, the stockholders of Series A-1 preferred stock are entitled to receive an amount equal to the dividend they would receive if the shares were converted to common stock. If IDX declares a dividend on a class of shares that is not convertible to common stock, the convertible preferred stockholders receive an amount determined by (A) dividing the amount of the dividend payable on each class of stock by the original price of such class and (B) multiplying the faction by the original issue price of the convertible preferred stock. The convertible preferred stockholders must receive their pro-rata dividends before or concurrent with any dividend payable to common stockholders. IDX and its Board of Directors have not declared any dividends related to IDX’s Series A-1 preferred stock.

Liquidation

In a liquidation event, excluding a public offering, stockholders of the Series A-1 preferred stock shall receive any declared and unpaid dividends, plus the higher of a liquidation preference of $0.85 per share, or the value the stockholders would receive if shares were converted to common stock and Series B preferred stock.

Redemption

The Series A-1 preferred stock is redeemable at the option of the stockholders seven years after original issuance. This redemption option is outside of the Company’s control and therefore, the Company classifies the Series A-1 preferred stock as temporary equity in the Consolidated Balance Sheets. The redemption price of Series A-1 preferred stock is the higher of (i) the fair market value of the shares upon conversion to common stock or (ii) the original issuance price plus any declared and unpaid dividends. The fair market value of the shares shall not exceed any amount which is greater than two times the original issue price.

Conversion

Stockholders may convert their preferred shares into an equal quantity of common stock and Series B preferred stock at their election. In the event of a Qualified IPO, which is defined in IDX’s amended and restated certificate of incorporation as upon the closing of the sale of shares of common stock to the public at a price of $2.6325 per share, resulting in at least $50,000,000 in gross proceeds, the Series A-1 preferred stock automatically convert to common stock and Series B preferred stock.

Voting

Stockholders of Series A-1 preferred stock are entitled to cast the number of votes equal to the number of whole shares of common stock their preferred shares would convert into as of the record date.

Series A-2 Redeemable Convertible Preferred Stock

On July 29, 2016, IDX’s Board of Directors approved the issuance of up to 27,000,000 of Series A-2 preferred stock, par value $0.0001. The original issuance price per share of the Series A-2 preferred stock was $1.053. IDX records Series A-2 preferred stock at its maximum redemption value per the agreement in redeemable convertible preferred stock on the Consolidated Balance Sheets.

Dividends

If IDX declares a dividend on common stock, the stockholders of Series A-2 preferred stock are entitled to receive an amount equal to the dividend they would receive if the shares were converted to common stock. If IDX declares a dividend on a class of shares that is not convertible to common stock, the convertible preferred stockholders receive an amount determined by (A) dividing the amount of the dividend payable on each class of share by the original price of such class and (B) multiplying the faction by the original issue price of the convertible preferred stock. The convertible preferred stockholders must receive their pro-rata dividends before or concurrent with any dividend payable to the common stockholders. IDX and its Board of Directors have not declared any dividends related to IDX’s convertible Preferred A-2 stock.

Liquidation

In a liquidation event, excluding a public offering, the stockholders of the Series A-2 preferred stock shall receive any declared and unpaid dividends, plus the higher of a liquidation preference of $1.053 per share, or the value the stockholders would receive if shares were converted to common stock and Series B preferred stock.

Redemption

The Series A-2 preferred stock is redeemable at the option of the stockholders seven years after original issuance. This redemption option is outside of IDX’s control and therefore, IDX classifies the Series A-2 preferred stock as temporary equity in the Consolidated Balance Sheets. The redemption price of the Series A-2 preferred stock is the higher of (i) the fair market value of the shares upon conversion to common stock or (ii) the original issuance price plus any declared and unpaid dividends. The fair market value of the shares shall not exceed any amount which is greater than two times the original issue price.

Conversion

Stockholders may convert their preferred shares into an equal quantity of common stock and Series B preferred stock at their election. In the event of a Qualified IPO, which is defined in IDX’s amended and restated certificate of incorporation as upon the closing of the sale of shares of common stock to the public at a price of $2.6325 per share, resulting in at least $50,000,000 in gross proceeds, the Series A-2 preferred stock automatically convert to common and Series B preferred stock.

Voting

Holders of Series A-2 preferred stock are entitled to cast the number of votes equal to the number of whole shares of common stock their preferred shares would convert into as of the record date.

10. Stockholders’ Deficit

Series B Preferred Stock

On July 29, 2016, IDX’s Board of Directors approved the issuance of up to 33,000,000 shares of Series B preferred stock with a par value of $0.0001. Stockholders of Series B preferred stock are not entitled to vote and do not have preferential dividend rights.

In the event of a liquidation event, excluding a public offering, Stockholders of Series B preferred stock receive, following all preferential distributions made to Series A-1 preferred stock and Series A-2 preferred stock, any declared and unpaid dividends and a liquidation preference of $0.361 per share. As of August 3, 2022, and 2021, no Series B preferred stock was outstanding.

Common Stock

As of August 3, 2022, and December 31, 2021, IDX had authorized 53,000,000 shares of common stock with a par value of $0.0001. Stockholders of common stock are entitled to one vote per share, to receive dividends if and when declared by the Board of Directors, and upon liquidation or dissolution, receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to stockholders of IDX’s preferred stock.

Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of IDX.

IDX and its Board of Directors have not declared any dividends related to IDX’s common stock.

11. Income Taxes

The income (loss) before income taxes is solely from domestic sources.

The provision for income taxes for period January 1, 2022, to August 3, 2022, and nine months ended September 30, 2021, was (in thousands):

	January 1, 2022, to August 3, 2022	Nine Months Ended September 30, 2021
Income tax expense from continuing operations	$652	$900
(Loss) income from continuing operations before income taxes	(205)	3,256
Effective income tax rate	-318.0%	27.6%

The provision for income taxes for period July 1, 2022, to August 3, 2022, and three months ended September 30, 2021, was (in thousands):

	July 1, 2022, to August 3, 2022	Three Months Ended September 30, 2021
Income tax expense (benefit) from continuing operations	$630	$36
(Loss) income from continuing operations before income taxes	(198)	220
Effective income tax rate	-318.2%	16.4%

The effective tax rates for the periods January 1, 2022, to August 3, 2022, and July 1, 2022, to August 3, 2022, differ from the statutory rate due to non-deductible expenses and the impact of state taxes, offset by a benefit for share-based compensation.

The effective tax rates for the nine months ended and the three months ended September 30, 2021, differ from the statutory rate due to non-deductible expenses, the impact of state taxes, and the benefit of research credits.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $0.8 million as of August 3, 2022, and $0.7 million as of December 31, 2021. IDX had accrued penalties and interest of $0.1 million and $0.1 million as of August 3, 2022, and December 31, 2021, respectively. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

As of August 3, 2022, IDX is not currently under examination by tax authorities.

12. Accrued Expenses

IDX accrues expenses related to payroll, taxes, rent, and other expenses within accrued expenses on the Consolidated Balance Sheets. The table below provides detail of the accrued expenses as of (in thousands):

	August 3, 2022	December 31, 2021
Accrued payroll, bonus, and employee benefits	$1,765	$2,099
Accrued sales tax payable	1,751	1,368
Accrued taxes payable	1,640	95
Other accrued expenses	1,077	1,010
Deferred rent	23	45
Accrued warrant liability	-	1,989
Total accrued expense	$6,256	$6,606

13. Retirement Plan

IDX maintains a defined contribution 401(k) plan, whereby employees meeting certain requirements are eligible to participate. Eligible participants may contribute a portion of their compensation to the plan. IDX may make matching contributions in a percentage set by IDX each plan year. IDX may make discretionary contributions to the plan at its option. IDX contributed to the plan $0.2 million and $0.2 million for the periods January 1, 2022, to August 3, 2022, and for the nine months ended September 30, 2021, respectively. IDX contributions to the plan were negligible for the period July 1, 2022, to August 3, 2022, and for the three months ended September 30, 2021.

14. Stock Incentive Plan

In August 2016, IDX adopted the 2016 Equity Incentive Plan (the “2016 Plan”) in which incentive equity awards were authorized to be issued to key employees, officers, directors, and consultants of IDX. Under the terms of the 2016 Plan a maximum of 6,287,732 shares of common stock are available for issuance. IDX may grant shares of common stock in the form of incentive stock options, nonqualified stock options, restricted stock grants, non-restricted stock grants, or restricted stock units. Options granted under the 2016 Plan have a term of ten years and vest over a period of up to 48 months, subject to modification by the Board of Directors. The exercise price of the options may not be granted at a price less than 100% of the fair value of the common stock on the date of grant. In August 2017, IDX terminated the 2016 Plan and all shares available for issuance were rolled into the 2017 Plan (defined below). As of August 3, 2022, there were 265,000 awards outstanding and no shares available for issuance under the 2016 Plan.

In August 2017, IDX adopted the 2017 Equity Incentive Plan (2017 Plan) in which incentive equity awards were authorized to be issued to key employees, officers, directors, and consultants of IDX. Under the terms of the 2017 Plan a maximum of 8,785,330 shares of common stock are available for issuance and future cancellations and forfeitures from the 2016 Plan role into the available pool automatically. IDX may grant shares of common stock in the form of incentive stock options, nonqualified stock options, restricted stock grants, non-restricted stock grants, or restricted stock units. Options granted under the 2017 Plan have a term of ten years and vest over a period of up to 60 months, subject to modification by the Board of Directors. The exercise price of the options may not be granted at a price less than 100% of the fair value of the common stock on the date of grant. As of August 3, 2022, there were 2,313,442 awards outstanding and 299,217 shares available for issuance under the 2017 Plan.

IDX recognizes stock based compensation expense in general and administrative expenses in the accompanying Consolidated Statement of Income. The amount of stock based compensation expense IDX recognized was negligible for all periods presented. IDX had a negligible amount of future compensation expense related at August 3, 2022. The remaining stock compensation expense will be recognized in the remaining quarters of 2022 through 2026. The stock compensation expense will be recognized over an average period of 3.06 years.

IDX used the Black-Scholes-Merton pricing model to fair value options awarded. The weighted average fair value of options granted during the period January 1, 2022, to August 3, 2022, and the nine months ended September 30, 2021, was $1.97 and $0.24, respectively. IDX used a simplified method to estimate the expected term of the options. IDX utilized a divided yield rate of 0% as it does not expect to issue dividends. IDX’s estimated volatility based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. The weighted average assumptions for the period from January 1, 2022, to August 3, 2022, and for the nine months ended September 30, 2021, grants are as follows:

Assumptions	August 3, 2022	September 30,2021
Weighted-average risk-free rate	2.20%	0.58%
Weighted-average expected term of the option (in years)	7.00	7.00
Weighted-average expected volatility	35.00%	35.00%
Weighted-average dividend yield	0.00%	0.00%

Stock option activity during for the period January 1, 2022, to August 3, 2022, is as follows:

(in thousand except share data)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	2,843,372	$0.14	7.3	$5,768
Granted	72,500	$1.97
Exercised	(272,766)	$0.04
Cancelled	(62,424)	$0.38
Outstanding as of August 3, 2022	2,580,682	$0.20	6.5	$11,998
Vested as of August 3, 2022	1,556,944	$0.17	5.3	$7,300

The weighted average grant date fair value of options exercised during the period January 1, 2022, to August 3, 2022, and during the nine months ended September 30, 2021, was $0.04 and $0.03, respectively. The intrinsic value of options exercised during the period January 1, 2022, to August 3, 2022, and during the nine months ended September 30, 2021, was $1.3 million and $0.2 million, respectively. The fair value of shares vested during the period January 1, 2022, to August 3, 2022, and during the nine months ended September 30, 2021, was $1.4 million and $0.4 million, respectively.

15. Earnings per Share

Earnings Per Share (EPS) is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. The Series A-1 and A-2 preferred shares meet the definition of participating securities as they are entitled to receive nonforfeitable dividends equivalent to the dividends paid to the holders of common stock. The following tables present the calculations basic and diluted calculations for the periods January 1, 2022, to August 3, 2022, and July 1, 2022, to August 3, 2022, (non-share data in thousands).

	July 1, 2022, to August 3, 2022	January 1, 2022, to August 3, 2022
Net loss applicable to common equity	$(828)	$(857)
Less: undistributed earnings allocated to participating securities	-	-
Net loss applicable to common stockholders	$(828)	$(857)
Total weighted-average basic shares outstanding	13,149,247	12,854,967
Net loss per share, basic and diluted	$(0.06)	$(0.07)

Certain classifications of equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards excluded:

	July 1, 2022, to August 3, 2022	January 1, 2022, to August 3, 2022
Employee stock options	2,458,494	2,568,200
Conversion of preferred shares	32,201,680	32,181,076

The following tables present the basic and diluted calculations for the three months ended September 30, 2021, and nine months ended September 30, 2021, (non-share data in thousands):

Basic Earnings per Share	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Net income applicable to common equity	$184	$2,356
Less: undistributed earnings allocated to participating securities	(134)	(1,734)
Net income applicable to common stockholders	$50	$622

Total weighted-average basic shares outstanding	11,150,221	10,527,950
Total weighted-average warrant common shares added to basic EPS	980,506	980,506
Total weighted-average basic shares outstanding	12,130,727	11,508,456
Net income per share	$0.00	$0.05
Diluted Earnings per Share
Net income applicable to common equity	$50	$622
Add: undistributed earnings allocated to participating securities	134	1,734
Diluted net income applicable to common stockholders	$184	$2,356

Total weighted-average basic shares outstanding	12,130,727	11,508,456
Add: employee stock options	2,406,899	2,266,502
Add: conversion of preferred shares	32,076,680	32,076,680
Total weighted-average diluted shares outstanding	46,614,306	45,851,638
Net income per share	$0.00	$0.05

16. Related Party Transactions

IDX has a convertible loan due to several stockholders (see Note 5). IDX did not pay any loan fees or interest on the convertible debt loan to its stockholders for the periods January 1, 2022, to August 3, 2022, and during the nine months ended September 30, 2021.

IDX recognized revenue from contracts with affiliates of minority stockholders of $0.6 million and $1.1 million, and recognized expense from contracts with affiliates of majority stockholders of $0.1 million and $0.3 million during the periods January 1, 2022, to August 3, 2022, and during the nine months ended September 30, 2021, respectively. IDX recognized expense of $0.1 million in cost of revenue for the period January 1, 2022, to August 3, 2022, in the Consolidated Statements of Income. IDX recognized expense of $0.3 million in cost of revenue and a negligible amount in sales and marketing for the nine months ended September 30, 2021, in the Consolidated Statements of Income.

IDX recognized revenue from contracts with affiliates of minority stockholders of $0.1 million and $0.3 million and recognized expense from contracts with affiliates of majority stockholders of a negligible amount and $0.1 million in during the periods July 1, 2022, to August 3, 2022, and the three months ended September 30, 2021, respectively. The amount of expense IDX recorded in cost of revenue and sales and marketing was negligible for the period July 1, 2022, to August 3, 2022, in the Consolidated Statements of Income. IDX recorded expense of $0.1 million in cost of revenue and a negligible amount in sales and marketing for the three months ended September 30, 2021, in the Consolidated Statements of Income.

17. Fair Value Measurements

IDX used the following methods and significant assumptions to estimate fair value for certain liabilities measured and carried at fair value on a recurring basis:

Convertible debt – IDX calculates the fair value by taking into consideration the original term to maturity, weighing the possible outcomes, and the current yield for similar debt. IDX then calculates the present value of future cash flows by utilizing market-based discount rate assumptions.

The following table presents additional information about financial assets measured at fair value recurring basis for which IDX used significant unobservable inputs (Level 3) (in thousands):

	Fair value measurements at August 3, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$16,284	$-	$-	$16,284
Total fair value of assets measured on a recurring basis	$16,284	$-	$-	$16,284
Liabilities:
Convertible Debt	$-	$-	$3,034	$3,034
Total financial liabilities	$-	$-	$3,034	$3,034

	Fair value measurements at December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$17,986	$-	$-	$17,986
Total fair value of assets measured on a recurring basis	$17,986	$-	$-	$17,986
Liabilities:
Warrant liabilities	$-	$-	$1,989	$1,989
Convertible Debt	-	-	2,445	2,445
Total fair value of liabilities measured on a recurring basis	$-	$-	$4,434	$4,434

The following table presents additional information about financial assets measured at fair value on a recurring basis for which IDX used significant unobservable inputs (Level 3):

Convertible Debt	January 1, 2022, to August 3, 2022	Nine Months Ended September 30, 2021
Beginning balance	$2,445	$1,733
Loss from change in fair value	589	459
Ending balance	$3,034	$2,192

Convertible Debt	July 1, 2022, to August 3, 2022	Three Months Ended September 30, 2021
Beginning balance	$2,924	$1,822
Loss from change in fair value	110	370
Ending balance	$3,034	$2,192

IDX values the convertible debt using the fair value option. The convertible debt is a level 3 measured instrument (see Note 5, Convertible Debt Loan). IDX determined the fair value based on a scenario-based approach that considers the provisions of the convertible debt. The following table outlines the significant unobservable inputs as of August 3, 2022, and December 31, 2021:

Unobservable inputs	August 3, 2022	December 31, 2021
Probabilities of conversion provisions	95%	75%
Estimated timing of conversions	0.37 years	0.97 years
Time period to maturity	0.37 years	0.97 years
Risk-adjusted discount rate	23.26%	23.26%

The following table presents additional information about financial assets measured at fair value on a recurring basis for which IDX used significant unobservable inputs (Level 3):

Warrant liability	January 1, 2022, to August 3, 2022	Nine Months Ended September 30, 2021
Beginning balance	$1,989	-
Warrant reclassification	(272)	-
Warrant exercised	(1,850)	-
Loss from change in fair value	133
Ending balance	$-	$-
Warrant liability	July 1, 2022, to August 3, 2022	Three Months Ended September 30, 2021
Beginning balance	$1,850	$-
Warrant reclassification	(1,850)	-
Ending balance	$-	$-

18. Commitments and Contingencies

From time to time, IDX may become involved in routine litigation arising in the ordinary course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome of such matters is not likely to have a material effect on IDX’s financial position or results of operations or cash flows.

IDX has entered into a non-cancellable purchase commitment of $58.9 million related to eleven months of outsourced credit monitoring services provided to IDX’s largest customer as of August 3, 2022. The amount and duration of this commitment is determined by the customer’s exercise of annual option periods.

19. Subsequent Events

IDX has evaluated subsequent events through the date these financial statements were available to be issued, December 14, 2022, and concluded that there are no material subsequent events which would require adjustment to or disclosure in the accompanying financial statements other than the matters discussed below.

The Business Combination, as described in Note 1 and Note 2b, closed at end of business day on August 3, 2022, which resulted in the acquisition of IDX by ZeroFox Holdings, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ZEROFOX HOLDINGS, INC.

You should read the following discussion and analysis of the financial condition and results of operations of ZeroFox Holdings Inc., in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations of ZeroFox Holdings, Inc. section to ‘‘ZeroFox,’’ ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ and other similar terms refer to ZeroFox Holdings, Inc. and its consolidated subsidiaries after the Business Combination.

Overview

ZeroFox was formed through the merger of ZeroFox, Inc., ID Experts Holdings, Inc., and L&F Acquisition Corp (a "blank check" company) on August 3, 2022. ZeroFox, Inc. was founded in 2013 with the vision that the emergence and adoption of social media, mobile applications, and cloud computing by enterprises would fundamentally change the cybersecurity paradigm. Social media represents much more than a platform where individuals connect online. The adoption of social media revolutionized the way people communicate with each other and, subsequently, how enterprises and organizations enable communication among employees, customers, partners, and prospects. Mobile applications accelerated the digital transformation in which earlier versions of the web would need to become interactive and persist across multiple modern mediums. Furthermore, cloud computing’s continued evolution and adoption demonstrate how organizations are more comfortable with data residing beyond their traditional security perimeter outside of the historical boundaries of IT governance and control.

We provide customers with an innovative and comprehensive platform for external cybersecurity that protects organizations from threats outside the traditional corporate perimeter (our External Cybersecurity Platform). Our External Cybersecurity Platform protects our customers from threats to their organizations, brands, digital assets, and people. These threats include targeted phishing attacks, account takeovers, credential theft, data leakage, domain spoofing, and impersonations to name a few.

Our cloud-native platform combines protection, intelligence, adversary disruption, and response services into an integrated solution.

Our protection capabilities continuously monitor social, mobile, surface web, deep and dark web, email, and collaboration platforms and use artificial intelligence-powered analytics to identify threats. Our External Cybersecurity Platform processes millions of pieces of content, rich media, posts, messages, global intelligence, and threat actor activity across the digital landscape, including, without limitation, mobile app stores, social media sites, dark web forums, and discrete content sources. With the data we collect and process, we identify targeted phishing attacks, credential compromise, data exfiltration, brand hijacking, and executive and location threats across the public-facing surface web as well as the deep and dark web.

Our intelligence capabilities provide access to threat intelligence data as well as analysis and investigations provided by our threat intelligence experts.

Our adversary disruption capabilities enable the remediation of threats through automated takedowns of domains, impersonations, and malicious content, and facilitate the blocking of adversary infrastructure across various networks.

Our response services include breach response (notification, call center support, and identity protection) and incident response.

We sell subscriptions to our External Cybersecurity Platform to organizations of all sizes across multiple industries. We primarily sell subscriptions through our direct sales teams that leverage our global network of channel partners. A majority of our customers purchase subscription agreements with a term of one year. Our subscription agreements are generally priced on the number of assets protected and the desired levels of services. We generally recognize our subscription agreements ratably over the term of the agreement.

We also generate revenue from breach response services, incident response, investigative services, and training. Our breach response services can be priced on either a fixed price or variable price arrangement. A typical breach response arrangement includes breach notification services and a period of identity protection services. We recognize revenue for the breach notification services on completion of the notification and the identity protection on a ratable basis over the contract term, typically 15 months. Our incident response, investigative, and training services are generally priced on a fixed-fee basis and revenue is recognized as the services are performed.

As of October 31, 2022, we had approximately 1,138 customers in 55 countries. One customer accounted for 48% of our revenue during the Successor Period.

COVID-19

The COVID-19 pandemic has further accelerated the movement toward a digital-first strategy for nearly every organization. Given unprecedented work from home arrangements and consumers’ increasing reliance on digital engagement for products and services, organizations and their security teams must implement new security strategies that protect against external threats to ensure trust and reduce risk. We believe that enterprises will face growing attacks on their external attack surface as modern IT infrastructure will be characterized by greater decentralization and collaboration that is dependent upon public networks.

We have shifted our approach from almost entirely in-person to a flexible work environment that is composed of in-person, hybrid in-person and remote, and fully remote. Our fully remote global team is supported and enabled for remote-only work. Our hybrid team has access to work in-person from designated offices and remote, and our in-person teams have designated offices they report to for work. The impact of the COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the situation and may take further actions that alter our business operations or that we determine are in the best interests of our employees, customers, partners, and other constituents. We do not know the full extent to which the COVID-19 pandemic may impact our business and our financial performance. For additional information related to risks related to the COVID-19 pandemic, see “Risk Factors—The COVID-19 pandemic could adversely affect our business, operating results, and financial condition" in the Final Prospectus.

Russian Invasion of Ukraine

We are monitoring and responding to the effects of the conflict in Ukraine and the associated sanctions and other restrictions. The full impact of the conflict on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflict and its impact on regional and global economic conditions. We will continue to monitor the effects of the conflict and assess the related restrictions and other effects and pursue prudent decisions for our team members, customers, and business.

Recent Acquisitions

On August 3, 2022, we completed the previously announced merger between L&F Acquisition Corp. (L&F), ZeroFox, Inc. and ID Experts Holdings, Inc. (IDX). The successful completion of the merger combined the innovative platforms of ZeroFox, Inc. and IDX, providing customers a suite of external cybersecurity and identity and privacy protection solutions across a wide array exposures, strengthened the Company's balance sheet through the repayment of $50.2 million of debt, and provided $50.0 million of net cash proceeds to continue to fund the Company's ongoing growth and innovation.

Key Factors Affecting Performance

New Customer Acquisition

Our future growth depends in large part on our ability to acquire new customers. To attract new customers, we have invested, and will continue to invest, in our sales and marketing efforts. Many organizations have not yet adopted external cybersecurity solutions, and our business and operating results will be affected by the rate at which organizations adopt our solutions. We believe our External Cybersecurity Platform addresses the evolving needs of organizations of all sizes and industries and coupled with our go-to-market strategy, presents significant opportunities for growth.

Investing in Growth

We intend to continue to invest in our business so that we can capitalize on our market opportunity. We intend to continue to invest in sales and marketing to grow our sales team, expand our brand recognition and optimize our channel partner network. We also intend to continue to invest in our research and development team to build additional functionality and enhance existing functionality in our External Cybersecurity Platform to extend our capabilities as our success is dependent on our ability to further our technological leadership. We also intend to evaluate strategic acquisitions of businesses and technologies to expand and enhance the functionality of our External Cybersecurity Platform.

Our investments in growth may adversely affect our operating results in the near term; however, we expect that these investments will contribute to our long-term growth and success.

If these investments do not lead to expected revenue growth, our operating losses may increase, and we may not achieve profitability and our growth rates may slow.

Retention and Expansion of Customers

Our ability to increase revenue depends in large part on our ability to retain our existing customers and grow the value of their subscriptions. We focus on increasing sales to our existing customers by increasing the number of protected assets and corresponding intelligence services delivered on and through our External Cybersecurity Platform. We intend to expand existing capabilities and launch new features which we believe will contribute to increased adoption by our growing base of customers. Our ability to expand within our customer base, particularly large enterprise and government customers, will depend on a number of factors, including platform performance, competitive offerings, pricing, overall changes in our customers’ spending levels, and the effectiveness of our efforts to help our customers realize the benefits of our External Cybersecurity Platform.

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic directions.

Subscription Customers

We believe that the size of our customer base is an indicator of our market adoption and that our net new customer additions are an indicator of the growth of our business. We focus our sales and marketing efforts on large enterprises and medium sized businesses. We define a subscription customer as any entity that has entered into a distinct agreement for access to our External Cybersecurity Platform for which the term has not ended or with which we are continuing to provide service and negotiating a renewal contract that expired within 90 days of the applicable measurement date. We do not consider our channel partners as subscription customers, and we treat managed service security providers, who may purchase our products on behalf of multiple companies, as a single subscription customer. As of October 31, 2022, the Company had 1,138 subscription customers.

Annual Recurring Revenue ("ARR")

We believe that ARR is a key operating metric to measure our business as changes in ARR reflect our ability to acquire net new customers and to maintain, retain, and expand our relationships with our existing customers. We define ARR as the annualized contract value of all recurring revenue related to contracts in place at the end of the reporting date assuming any contract is renewed on its existing terms. We continue to include ARR from customers whose term has expired within 90 days of the applicable measurement date for which we are actively negotiating renewal. As of October 31, 2022, the Company had ARR of $153.3 million.

Non-GAAP Financial Measures

In addition to our results determined in accordance with US GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively, may be helpful to investors because it provides consistency and comparability with past financial performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with US GAAP.

Other companies, including companies in our industry, may calculate similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. In particular, free cash flow is not a substitute for cash used in operating activities. Additionally, the utility of free cash flow as a measure of our liquidity is limited as it does not represent the total increase or decrease in our cash balance for a given period.

A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures and not rely on any single financial measure to evaluate our business.

Non-GAAP Gross Profit and Non-GAAP Gross Margin

We believe non-GAAP gross profit and non-GAAP gross margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these measures eliminate the effects of certain variables unrelated to our overall operating performance.

Total Non-GAAP Gross Profit and Non-GAAP Gross Margin

We define total non-GAAP gross profit and total non-GAAP gross margin as US GAAP total gross profit and US GAAP total gross margin, respectively, excluding stock-based compensation expense and amortization of acquired intangible assets.

The following table provides a reconciliation of our US GAAP total gross profit to our non-GAAP total gross profit and of our US GAAP total gross margin to our non-GAAP total gross margin, for the Successor Period:

(dollars in thousands)	August 4, 2022 to October 31, 2022
Revenue	$42,989
Gross profit	12,709
Add: Stock-based compensation expense	9
Add: Amortization of acquired intangible assets	4,635
Non-GAAP gross profit	$17,353
Gross margin	30%
Non-GAAP gross margin	40%

Subscription Non-GAAP Gross Profit and Non-GAAP Gross Margin

We define subscription non-GAAP gross profit and subscription non-GAAP gross margin as US GAAP subscription gross profit and US GAAP subscription gross margin, respectively, excluding stock-based compensation expense and amortization of acquired intangible assets.

The following table provides a reconciliation of our US GAAP subscription gross profit to our non-GAAP subscription gross profit and of our US GAAP subscription gross margin to our non-GAAP subscription gross margin, for the Successor Period:

(dollars in thousands)	August 4, 2022 to October 31, 2022
Subscription revenue	$15,174
Subscription gross profit	6,253
Add: Stock-based compensation expense	8
Add: Amortization of acquired intangible assets	4,635
Non-GAAP subscription gross profit	$10,896
Subscription gross margin	41%
Non-GAAP subscription gross margin	72%

Services Non-GAAP Gross Profit and Non-GAAP Gross Margin

We define services non-GAAP gross profit and services non-GAAP gross margin as US GAAP services gross profit and US GAAP services gross margin, respectively, excluding stock-based compensation expense. There are no amortization of intangible assets expenses recorded in services US GAAP gross profit and therefore, no exclusion is necessary.

The following table provides a reconciliation of our US GAAP services gross profit to our non-GAAP services gross profit and of our US GAAP subscription gross margin to our non-GAAP subscription gross margin, for the Successor Period:

(dollars in thousands)	August 4, 2022 to October 31, 2022
Services revenue	$27,815
Services gross profit	6,456
Add: Stock-based compensation expense	1
Add: Amortization of acquired intangible assets	—
Non-GAAP services gross profit	$6,457
Services gross margin	23%
Non-GAAP services gross margin	23%

Non-GAAP Loss from Operations

We define non-GAAP loss from operations as US GAAP net loss from operations, excluding stock-based compensation expense, amortization of acquired intangible assets, costs incurred for the Business Combination, and goodwill impairment charges. We believe non-GAAP loss from operations provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations as these measures eliminate the effects of certain variables unrelated to our overall operating performance.

The following table provides a reconciliation of our US GAAP net loss from operations to our non-GAAP loss from operations, for the Successor Period:

(dollars in thousands)	August 4, 2022 to October 31, 2022
Loss from operations	$(717,227)
Add: Stock-based compensation expense	305
Add: Amortization of acquired intangible assets	11,339
Add: Expenses related to the Business Combination	1,161
Add: Goodwill impairment	698,650
Non-GAAP loss from operations	$(5,772)

Free Cash Flow

We define free cash flow as net cash used in operating activities less purchases of property and equipment and capitalized internal-use software. We believe that free cash flow is a useful indicator of liquidity that provides meaningful information to management and investors about the amount of cash provided by our operating activities that is available to be used for other strategic initiatives or consumed by our operating activities that impacts our liquidity. Free cash flow does not represent the total increase or decrease in our cash balance for a given period and does not reflect our future contractual commitments. In addition, other companies may calculate free cash flow differently or not at all, which reduces the usefulness of free cash flow as a tool for comparison.

The following table presents a reconciliation of net cash used in operating activities to free cash flow:

(dollars in thousands)	August 4, 2022 to October 31, 2022
Net cash used in operating activities	$(22,112)
Less: Purchases of property and equipment	(156)
Less: Capitalized software	(174)
Free cash flow	$(22,442)
Components of Our Results of Operations

Revenue

We generate revenue from subscription agreements and from services, which includes breach response services.

Subscription revenue includes access to our hosted platform for protection, intelligence, disruption, and response capabilities along with credit and identity protection services. The majority of our customers are invoiced annually in advance of their subscription term. Our subscription agreements are “stand ready” to permit platform access and provide our protection services over the contractual term. We recognize subscription revenue ratably over the term of the agreement.

Services revenue includes breach response, training, and investigative services. Our breach response services can be priced on either a fixed price or variable price arrangement. A typical breach response arrangement includes breach notification services and a period of identity protection services. We recognize revenue for the breach notification services on completion of the notification and the identity protection services on a ratable basis over the contract term, typically 15 months. Our training and investigative services are generally priced on a fixed-fee basis and revenue is recognized as the services are performed.

Cost of Revenue

Costs of subscription revenue consist primarily of third-party cloud infrastructure expenses; fees paid to data providers; personnel-related costs such as salaries, bonuses, benefits, and stock-based compensation associated with customer support; software and subscription services used to support our customers; amortization of our capitalized internal-use software; travel and related expenses; amortization of acquired technology; and allocated overhead costs. Our allocated overhead costs include depreciation and information technology expenses.

Cost of services revenue consist primarily of fees to outsourced service providers for credit monitoring; call center operation; notification mailing; insurance; personnel-related costs such as salaries, bonuses, benefits, and stock-based compensation associated with breach project management and delivery, intelligence services, and other services; travel and related expenses; amortization of acquired technology; and allocated overhead costs. Our allocated overhead costs include depreciation and information technology expenses.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel related expenses, including salaries, bonuses, commissions, benefits, and stock-based compensation, are the most significant components of each of these categories. Operating expenses also include allocated overhead costs.

Research and Development

Research and development expenses consist primarily of personnel costs for our research, product and engineering teams, including salaries, bonuses, benefits, and stock-based compensation. Research and development expenses also include software, subscription services, and third-party cloud infrastructure incurred in the design and development of our hosted platform as well as allocated overhead costs.

We expect research and development expenses to increase in absolute dollars as we continue to invest in our External Cybersecurity Platform and services. However, we anticipate research and development expenses to decrease as a percentage of our revenue over time. Our research and development expenses may fluctuate as a percentage of our revenue from period-to-period depending on the timing of these expenses and the capitalization of expenses that qualify as internal-use software.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs for our sales and marketing teams, including salaries, commissions, bonuses, benefits, and stock-based compensation. Sales and marketing expenses also include conferences, branding and other marketing events, software services, subscription services, travel and related expenses, amortization of acquired customer relationships, and allocated overhead costs. We capitalize and amortize sales commissions from the initial acquisition of a customer subscription agreement to sales and marketing expense over the estimated customer life. We capitalize and amortize commissions paid for the renewal of a customer’s subscription over the term of the renewal.

We expect sales and marketing expenses to increase in absolute dollars as we continue to invest in our sales and marketing organization to drive additional revenue, further penetrate our market, and expand our global customer base. However, we anticipate sales and marketing expenses to decrease as a percentage of our revenue over time. Our sales and marketing expenses may fluctuate as a percentage of our revenue from period-to-period depending on the timing of these expenses.

General and Administrative

General and administrative expenses consist primarily of personnel costs for our executive, finance, legal, human resources, and information technology teams, including salaries, bonuses, benefits, and stock-based compensation. General and administrative expenses also include professional fees for external accounting, legal, and other advisory services, insurance, software and subscription services, travel and related expenses, facilities related expenses, amortization of acquired trade names, and allocated overhead costs.

We expect to incur additional expenses as the result of operating as a public company, including costs related to additional reporting and compliance requirements applicable to a listed company and increased expenses for insurance, accounting, legal, and other services. We expect general and administrative expenses to increase in absolute dollars; however, we anticipate general and administrative expenses to decrease as a percentage of our revenue over time.

Goodwill Impairment

We record a goodwill impairment loss when, as a result of our annual test or interim test (if factors are present that require an interim test), the fair value of the Company's single reporting unit is below the carrying value of the Company's single reporting unit.

Interest Expense

Interest expense consists primarily of contractual interest expense, as well as amortization of debt discount and issuance costs related to our term loans and our Convertible Notes issued on August 3, 2022.

Other Income (Expense), Net

Other income (expense), net consists primarily of unrealized and realized gains and losses related to changes in foreign currency exchange rates.

Provision for Income Taxes

Provision for income taxes consists pre-tax losses and the reduction of deferred tax liabilities associated with the amortization of intangible assets with no tax basis acquired through the Business Combination. The provision also includes income taxes in foreign jurisdictions in which the Company operates.

Results of Operations

Results for the Period August 4, 2022, through October 31, 2022 (Successor) and August 1, 2022 through August 3, 2022 Compared to the Three Months Ended October 31, 2021 (Predecessor)

This section describes the results of the Company following the completion of the Business Combination which is the period August 4, 2022, through October 31, 2022 (the Successor Period) and the results of the Predecessor for the current quarter up until the completion of the Business Combination with a comparison to the results of the Predecessor's prior year quarter. There is no comparative analysis between the Successor Period and prior periods presented in the Condensed Consolidated Statement of Comprehensive Loss as there is a lack of comparability between the periods presented. The Successor Period includes the consolidated results of the Company, including the results of its consolidated subsidiaries, ZeroFox, Inc. and ID Experts Holdings, Inc. The prior periods presented include only the consolidated results of the Company's predecessor, ZeroFox, Inc.

The following table sets forth our results of operations:

(dollars in thousands)	August 4, 2022 to October 31, 2022	August 1, 2022 through August 3, 2022	Three Months Ended October 31, 2021
Revenue
Subscriptions	$15,174	$478	$10,178
Services	27,815	16	1,739
Total revenue	42,989	494	11,917
Cost of revenue
Subscriptions (1)	8,921	74	3,959
Services (1)	21,359	3	321
Total cost of revenue	30,280	77	4,280
Gross profit	12,709	417	7,637
Operating expenses
Research and development (1)	5,637	69	3,575
Sales and marketing (1)	16,747	152	7,869
General and administrative (1)	8,902	108	4,759
Goodwill impairment	698,650	—	—
Total operating expenses	729,936	329	16,203
Loss from operations	(717,227)	88	(8,566)
Interest expense, net	(4,428)	(34)	(974)
Change in fair value of warrant liability	5,837	—	(1,862)
Change in fair value of sponsor earnout shares	9,211	—	—
Loss before income taxes	(706,607)	54	(11,402)
(Benefit from) provision for income taxes	(2,449)	-	48
Net loss after tax	$(704,158)	$54	$(11,450)

(1) includes stock-based compensation expense as follows:

(dollars in thousands)	August 4, 2022 to October 31, 2022	August 1, 2022 through August 3, 2022	Three Months Ended October 31, 2021
Cost of revenue - subscriptions	$8	$-	$23
Cost of revenue - services	1	—	4
Research and development	57	2	23
Sales and marketing	84	3	59
General and administrative	155	4	85
Total stock-based compensation expense	$305	$9	$194

The following tables disclose the components of our and the Predecessor's consolidated statements of loss/operations as a percentage of revenue for the Successor Period, the Predecessor’s results for August 1, 2022, through August 3, 2022, and the Predecessor’s prior year quarter:

(as a percentage of total revenue)	August 4, 2022 to October 31, 2022	August 1, 2022 through August 3, 2022	Three Months Ended October 31, 2021
Revenue
Subscriptions	35%	97%	85%
Services	65%	3%	15%
Total revenue	100%	100%	100%
Cost of revenue
Subscriptions (1)	20%	15%	33%
Services (1)	50%	1%	3%
Total cost of revenue	70%	16%	36%
Gross profit	30%	84%	64%
Operating expenses
Research and development (1)	13%	14%	30%
Sales and marketing (1)	39%	31%	66%
General and administrative (1)	21%	22%	40%
Goodwill impairment	1625%	0%	0%
Total operating expenses	1698%	67%	136%
Loss from operations	-1668%	17%	-72%
Interest expense, net	-10%	-7%	-8%
Change in fair value of warrant liability	14%	0%	-16%
Change in fair value of sponsor earnout shares	21%	0%	0%
Loss before income taxes	-1643%	10%	-96%
(Benefit from) provision for income taxes	-6%	0%	0%
Net loss after tax	-1637%	10%	-96%

(1) includes stock-based compensation expense as follows:

(as a percentage of total revenue)	August 4, 2022 to October 31, 2022	August 1, 2022 through August 3, 2022	Three Months Ended October 31, 2021
Cost of revenue - subscriptions	0%	0%	0%
Cost of revenue - services	0%	0%	0%
Research and development	0%	0%	0%
Sales and marketing	0%	1%	1%
General and administrative	1%	1%	1%
Total stock-based compensation expense	1%	2%	2%

Revenue

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 through October 31, 2022	August 1, 2022 through August 3, 2022	Three Months Ended October 31, 2021	$	%
Subscriptions revenue	$15,174	$478	$10,178	$(9,700)	-95%
Services revenue
Breach	26,888	—	—	—	0%
Other services	927	16	1,739	(1,723)	-99%
Total services revenue	27,815	16	1,739	(1,723)	-99%
Total	$42,989	$494	$11,917	$(11,423)	-96%

Revenue was $43.0 million for the Successor Period, including $15.2 million for subscriptions and $27.8 million for services. Services revenue was primarily made up of breach response services of $26.9 million.

Revenue was $0.5 million for the period August 1, 2022, through August 3, 2022. Revenue was $11.9 million for the three months ended October 31, 2021, including $10.2 million for subscriptions and $1.7 million for services. The reduction in revenue for the period August 1, 2022, through August 3, 2022, as compared to the three months ended October 31, 2021, is due to the difference in the number of days between the two periods under comparison.

Cost of Revenue, Gross Profit, and Gross Margin

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 through October 31, 2022	August 1, 2022 through August 3, 2022	Three Months Ended October 31, 2021	$	%
Subscriptions cost of revenue	$8,921	$74	$3,959	$(3,885)	-98%
Services cost of revenue	$21,359	$3	$321	$(318)	-99%
Total cost of revenue	$30,280	$77	$4,280	$(4,203)	-98%
Subscriptions gross profit	$6,253	$404	$6,219	$(5,815)	-94%
Services gross profit	$6,456	$13	$1,418	$(1,405)	-99%
Total gross profit	$12,709	$417	$7,637	$(7,220)	-95%
Subscriptions gross margin	41%	85%	61%
Services gross margin	23%	81%	82%
Total gross margin	30%	84%	64%

Cost of revenue was $30.3 million for the Successor Period, including $8.9 million for subscriptions and $21.4 million for services. Cost of revenue for subscriptions was primarily made up of $2.7 million for salaries, benefits, and other compensation related costs for employees that support the subscription platforms; $4.6 million for amortization of acquired technology assets; and $1.1 million for acquired data and software. Cost of revenue for services was primarily made up of $16.6 million for acquired data, $2.8 for amortization of deferred contract set up costs, and $0.9 million for salaries, benefits and other compensation related costs for employees that deliver the Company's professional service offerings.

Gross profit and gross profit margin for the Successor Period were $12.7 million and 29.6%, respectively. Gross profit and gross profit margin for subscriptions for the Successor Period were $6.3 million and 41.2%, respectively. Gross profit and gross profit margin for services for the Successor Period were $6.5 million and 23.2%, respectively.

Cost of revenue was $0.1 million for the period August 1, 2022, through August 3, 2022, including $0.1 million for subscriptions and a negligible amount for services. Cost of revenue was $4.3 million for three months ended October 31, 2021, including $4.0 million for subscriptions and $0.3 million for services. Cost of revenue for subscriptions was primarily made up of $3.2 million for salaries, benefits, and other compensation related costs for employees that support the subscription platforms and $0.6 million for acquired data and software. Cost of revenue for services was primarily made up of $0.3 million for salaries, benefits and other compensation related costs for employees that deliver the Company's professional service offerings. The reduction in cost of revenue for the period August 1, 2022, through August 3, 2022, as compared to the three months ended October 31, 2021, is due to the difference in the number of days between the two periods under comparison.

Research and Development

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 through October 31, 2022	August 1, 2022 through August 3, 2022	Three Months Ended October 31, 2021	$	%
Research and development	$5,637	$69	$3,575	$(3,506)	-98%

Research and Development cost was $5.6 million for the Successor Period. Research and Development cost were primarily made up of $4.6 million for salaries, benefits, and other compensation related costs for employees in software engineering and product development functions and $0.5 million for hosting, acquired software, and software services.

Research and Development cost was $0.1 million for the period August 1, 2022, through August 3, 2022, which was primarily made up of salaries, benefits, and other compensation related costs for employees in software engineering and product development functions. Research and Development cost was $3.6 million for the three months ended October 31, 2021. Research and Development cost was primarily made up of $2.8 million for salaries, benefits, and other compensation related costs for employees in software engineering and product development functions and $0.4 million for hosting, acquired software, and software services. The reduction in research and development for the period August 1, 2022 through August 3, 2022 as compared to the three months ended October 31, 2021, is due to the difference in the number of days between the two periods under comparison.

Sales and Marketing

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 through October 31, 2022	August 1, 2022 through August 3, 2022	Three Months Ended October 31, 2021	$	%
Sales and marketing	$16,747	$152	$7,869	$(7,717)	-98%

Sales and Marketing cost was $16.8 million for the Successor Period. Sales and Marketing costs was primarily made up of $7.9 million for salaries, benefits, and other compensation related costs for employees in sales and marketing functions, and $5.9 million for amortization of acquired customer relationships intangible assets.

Sales and Marketing cost was $0.2 million for the period August 1, 2022, through August 3, 2022. Sales and Marketing cost was $7.9 million for the three months ended October 31, 2021. Sales and Marketing cost was primarily made up of $6.1 million for salaries, benefits, and other compensation related costs for employees in sales and marketing functions and $0.9 million for marketing activities including field events and online advertising. The reduction in Sales and Marketing cost for the period August 1, 2022, through August 3, 2022, as compared to the three months ended October 31, 2021, is due to the difference in the number of days between the two periods under comparison.

General and Administrative

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 through October 31, 2022	August 1, 2022 through August 3, 2022	Three Months Ended October 31, 2021	$	%
General and administrative	$8,902	$108	$4,759	$(4,651)	-98%

General and Administrative cost was $8.9 million for the Successor Period. General and Administrative cost was primarily made up of $3.0 million for salaries, benefits, and other compensation related costs for employees primarily in executive leadership, finance, accounting human resources, legal, and corporate IT; $3.0 million for professional service fees, primarily legal and audit services; $0.9 million for amortization of acquired trade names intangible assets; and $0.4 million for rent and utilities.

General and Administrative cost was $0.1 million for the period August 1, 2022, through August 3, 2022. General and Administrative cost was $4.8 million for the three months ended October 31, 2021. General and Administrative cost was primarily made up of $2.2 million for professional service fees, primarily legal and audit services; $1.1 million for depreciation and amortization of intangible assets; and $0.6 million for salaries, benefits, and other compensation related costs for employees primarily in executive leadership, finance, accounting human resources, legal, and corporate IT. The reduction in General and Administrative cost for the period August 1, 2022, through August 3, 2022, as compared to the three months ended October 31, 2021, is due to the difference in the number of days between the two periods under comparison.

Goodwill Impairment

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 through October 31, 2022	August 1, 2022 through August 3, 2022	Three Months Ended October 31, 2021	$	%
Goodwill impairment	$698,650	$—	$—	$-	0%

The goodwill impairment charge was $698.7 million for the Successor Period. The Company completed an interim goodwill impairment assessment, which resulted in an estimated fair value of the Company's single reporting unit of $675.0 million. The estimated fair value of the reporting unit was below its carrying value of $1,373.7 million.

The Predecessor recognized no goodwill impairment charges for the period February 1, 2022, to August 3, 2022, or for the three months ended October 31, 2021.

Interest Expense, Net

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 through October 31, 2022	August 1, 2022 through August 3, 2022	Three Months Ended October 31, 2021	$	%
Interest expense, net	$4,428	$34	$974	$(940)	-97%

Interest expense was $4.4 million for the Successor Period. Interest expense was primarily made up of $3.2 million for the Company's Convertible Notes for which the Company had selected the payment-in-kind interest option of 8.75% for the interest calculation period which was included in the Successor Period and $1.1 million for a prepayment penalty associated with the repayment of the notes payable with Orix Growth Capital, LLC.

Interest expense was negligible for the period August 1, 2022, through August 3, 2022. Interest expense was $1.0 million for the three months ended October 31, 2021. The reduction in interest expense for the period August 1, 2022, through August 3, 2022, as compared to the three months ended October 31, 2021, is due to the difference in the number of days between the two periods under comparison.

Change in the Fair Market Value of Sponsor Earnout Shares

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 through October 31, 2022	August 1, 2022 through August 3, 2022	Three Months Ended October 31, 2021	$	%
Change in fair value of sponsor earnout shares	$9,211	$—	$—	$-	0%

The change in the fair market value of the Sponsor Earnout Shares was a gain of $9.2 million. The gain was due to the recognition of the initial Sponsor Earnout Shares liability of $ 12.1 million as part of the Business Combination and thus, no recognition of loss in the Company's Successor Period and the mark to market adjustment of $(9.2) million reducing the liability to its October 31, 2022, fair value of $2.9 million. The reduction in the fair market value of the Sponsor Earnout Shares liability was primarily driven by the reduction in the public trading price of the Company's Common Stock from August 3, 2022, versus October 31, 2022.

There was no gain or loss recognized for change in fair market value of the Sponsor Earnout Shares for the period August 1, 2022, to August 3, 2022, or the three months ended October 31, 2021, as the liability for the Sponsor Earnout Shares was only recognized as part of the completion of the Business Combination on August 3, 2022.

Change in the Fair Market Value of Warrants

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 through October 31, 2022	August 1, 2022 through August 3, 2022	Three Months Ended October 31, 2021	$	%
Change in fair value of warrant liability	$5,837	$—	$(1,862)	$1,862	-100%

The change in fair market value of warrants was a gain of $5.8 million for the Successor Period. The gain was due to the change in fair value of the Company's Public and Private warrants. The liability for the Company's Public and Private warrants was recorded at fair value as of August 3, 2022, a balance of $7.9 million. The Company recorded a mark to market adjustment of $(5.8) million reducing the liability to its October 31, 2022, fair value of $2.1 million. The reduction in the fair value of the Company's warrant liability was driven by the reduction in the public trading price for the Company's publicly traded warrants from August 3, 2022, versus October 31, 2022. The Company's Private Warrants are economically similar to the Public Warrants and as such, use the Company's publicly traded warrants price as an indicator of fair value.

There was no gain or loss recognized for a change in fair market value of warrants for the period August 1, 2022, through August 3, 2022, as the warrants were not marked to market in the Predecessor's financial statements prior to the completion of the business combination. The warrants were marked to market as part of the Successor's accounting for the acquisition of the Predecessor and as such, was recognized through the opening balance sheet of the business acquired. The change in fair market value of warrants was a loss of $1.9 million for the three months ended October 31, 2021, which reflected the increase in the estimated fair value of the Predecessor's common stock, which increased the estimated fair market value of the Predecessor's outstanding warrants. The reduction in change in the fair market value for warrants for the period August 1, 2022, through August 3, 2022, as compared to the three months ended October 31, 2021, is due to the fact the warrants were not marked to market as part of the Predecessor's financial statements as of August 3, 2022.

Provision for Income Taxes

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 through October 31, 2022	August 1, 2022 through August 3, 2022	Three Months Ended October 31, 2021	$	%
(Benefit from) provision for income taxes	$(2,449)	$—	$48	$(48)	-100%

The benefit from income taxes was $2.4 million for the Successor Period. The benefit was primarily due to the impact of pre-tax losses and the reduction of deferred tax liabilities associated with the amortization of intangible assets with no tax basis acquired through the Business Combination.

The provision for income taxes was not significant for the three months ended October 31, 2021, and was due to estimated income taxes incurred by our foreign subsidiaries. Due to the sustained net losses, the Predecessor had recorded a full valuation allowance against all its deferred tax assets and therefore, recognized no income tax benefit during the period August 1, 2022, through August 3, 2022, or for the three months ended October 31, 2021.

Results for the Period August 4, 2022, through October 31, 2022 (Successor) and February 1, 2022 through August 3, 2022 Compared to the Nine Months Ended October 31, 2021 (Predecessor)

This section describes the results of the Company following the completion of the Business Combination which is the period August 4, 2022, through October 31, 2022 (the Successor Period) and the results of the Predecessor for the current year up until the completion of the Business Combination with a comparison to the results of the Predecessor's prior year through the end of the third quarter. There is no comparative analysis between the Successor Period and prior periods presented in the Condensed Consolidated Statement of Comprehensive Loss as there is a lack of comparability between the periods presented. The Successor Period includes the consolidated results of the Company, including the results of its consolidated subsidiaries, ZeroFox, Inc. and ID Experts Holdings, Inc. The prior periods presented include only the consolidated results of the Company's predecessor, ZeroFox, Inc.

The following table sets forth our results of operations:

(dollars in thousands)	August 4, 2022 to October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021
Revenue
Subscriptions	$15,174	$27,946	$31,733
Services	27,815	1,291	2,873
Total revenue	42,989	29,237	34,606
Cost of revenue
Subscriptions (1)	8,921	8,349	11,223
Services (1)	21,359	457	789
Total cost of revenue	30,280	8,806	12,012
Gross profit	12,709	20,431	22,594
Operating expenses
Research and development (1)	5,637	8,092	9,032
Sales and marketing (1)	16,747	18,516	21,913
General and administrative (1)	8,902	10,093	10,629
Goodwill impairment	698,650
Total operating expenses	729,936	36,701	41,574
Loss from operations	(717,227)	(16,270)	(18,980)
Interest expense, net	(4,428)	(2,965)	(2,486)
Change in fair value of warrant liability	5,837	(2,059)	(7,182)
Change in fair value of sponsor earnout shares	9,211	—	—
Loss before income taxes	(706,607)	(21,294)	(28,648)
(Benefit from) provision for income taxes	(2,449)	111	104
Net loss after tax	$(704,158)	$(21,405)	$(28,752)

(1) includes stock-based compensation expense as follows:

(dollars in thousands)	August 4, 2022 to October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021
Cost of revenue - subscriptions	$8	$18	$36
Cost of revenue - services	1	2	5
Research and development	57	113	70
Sales and marketing	84	218	175
General and administrative	155	510	228
Total stock-based compensation expense	$305	$861	$514

The following tables disclose the components of our consolidated statements of loss/operations as a percentage of revenue for each period:

(as a percentage of total revenue)	August 4, 2022 to October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021
Revenue
Subscriptions	35%	96%	92%
Services	65%	4%	8%
Total revenue	100%	100%	100%
Cost of revenue
Subscriptions (1)	20%	29%	32%
Services (1)	50%	2%	2%
Total cost of revenue	70%	31%	34%
Gross profit	30%	69%	66%
Operating expenses
Research and development (1)	13%	28%	26%
Sales and marketing (1)	39%	63%	63%
General and administrative (1)	21%	35%	31%
Goodwill impairment	1625%	—	—
Total operating expenses	1698%	126%	120%
Loss from operations	-1668%	-57%	-54%
Interest expense, net	-10%	-10%	-7%
Change in fair value of warrant liability	14%	-7%	-21%
Change in fair value of sponsor earnout shares	21%	0%	0%
Loss before income taxes	-1643%	-74%	-82%
(Benefit from) provision for income taxes	-6%	0%	0%
Net loss after tax	-1637%	-74%	-82%

(1) includes stock-based compensation expense as follows:

(as a percentage of total revenue)	August 4, 2022 to October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021
Cost of revenue - subscriptions	0%	0%	0%
Cost of revenue - services	0%	0%	0%
Research and development	0%	0%	0%
Sales and marketing	0%	1%	1%
General and administrative	1%	2%	1%
Total stock-based compensation expense	1%	3%	2%

Revenue

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 through October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021	$	%
Subscriptions revenue	$15,174	$27,946	$31,733	$(3,787)	-12%
Services revenue
Breach	26,888	—	—	—	0%
Other services	927	1,291	2,873	(1,582)	-55%
Total services revenue	27,815	1,291	2,873	(1,582)	-55%
Total	$42,989	$29,237	$34,606	$(5,369)	-16%

Revenue was $43.0 million for the Successor Period, including $15.2 million for subscriptions and $27.8 million for services. Services revenue was primarily made up of breach response services of $26.9 million.

Revenue was $29.2 million for the period February 1, 2022, through August 3, 2022, including $27.9 million for subscriptions and $1.3 million for services. Revenue was $34.6 million for the nine months ended October 31, 2021, including $31.7 million for subscriptions and $2.9 million for services. The reduction in revenue for the period February 1, 2022, through August 3, 2022, as compared to the nine months ended October 31, 2021, is due to the difference in the number of days between the two periods under comparison.

Cost of Revenue, Gross Profit, and Gross Margin

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 through October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021	$	%
Subscriptions cost of revenue	$8,921	$8,349	$11,223	$(2,874)	-26%
Services cost of revenue	$21,359	$457	$789	$(332)	-42%
Total cost of revenue	$30,280	$8,806	$12,012	$(3,206)	-27%
Subscriptions gross profit	$6,253	$19,597	$20,510	$(913)	-4%
Services gross profit	$6,456	$834	$2,084	$(1,250)	-60%
Total gross profit	$12,709	$20,431	$22,594	$(2,163)	-10%
Subscriptions gross margin	41%	70%	65%
Services gross margin	23%	65%	73%
Total gross margin	30%	69%	66%

Cost of revenue was $30.3 million for the Successor Period, including $8.9 million for subscriptions and $21.4 million for services. Cost of revenue for subscriptions was primarily made up of $2.7 million for salaries, benefits, and other compensation related costs for employees that support the subscription platforms; $4.6 million for amortization of acquired technology assets; and $1.1 million for acquired data and software. Cost of revenue for services was primarily made up of $16.6 million for acquired data, $2.8 for amortization of deferred contract set up costs, and $0.9 million for salaries, benefits and other compensation related costs for employees that deliver the Company's professional service offerings.

Gross profit and gross profit margin for the Successor Period were $12.7 million and 29.6%, respectively. Gross profit and gross profit margin for subscriptions for the Successor Period were $6.3 million and 41.2%, respectively. Gross profit and gross profit margin for services for the Successor Period were $6.5 million and 23.2%, respectively.

Cost of revenue was $8.8 million for the period February 1, 2022, through August 3, 2022, including $8.3 million for subscriptions and $0.5 million for services. Cost of revenue for subscriptions was primarily made up of $5.5 million for salaries, benefits, and other compensation related costs for employees that support the subscription platforms and $1.7 million for acquired data and software. Cost of revenue for services was primarily made up of $0.5 million for salaries, benefits and other compensation related costs for employees that deliver the Company's service offerings.

Cost of revenue was $12.0 million for nine months ended October 31, 2021, including $11.2 million for subscriptions and $0.8 million for services. Cost of revenue for subscriptions was primarily made up of $8.9 million for salaries, benefits, and other compensation related costs for employees that support the subscription platforms and $2.0 million for acquired data and software. Cost of revenue for services was primarily made up of $0.8 million for salaries, benefits and other compensation related costs for employees that deliver the Company's service offerings. The reduction in cost of revenue for the period February 1, 2022, through August 3, 2022, as compared to the nine months ended October 31, 2021, is due to the difference in the number of days between the two periods under comparison.

Research and Development

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 through October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021	$	%
Research and development	$5,637	$8,092	$9,032	$(940)	-10%

Research and Development cost was $5.6 million for the Successor Period. Research and Development cost were primarily made up of $4.6 million for salaries, benefits, and other compensation related costs for employees in software engineering and product development functions and $0.5 million for hosting, acquired software, and software services.

Research and Development cost was $8.1 million for the period February 1, 2022, through August 3, 2022, which was primarily made up of salaries, benefits, and other compensation related costs for employees in software engineering and product development functions. Research and Development cost was primarily made up of $7.4 million for salaries, benefits, and other compensation related costs for employees in software engineering and product development functions and $0.6 million for hosting, acquired software, and software services.

Research and Development cost was $9.0 million for the nine months ended October 31, 2021. Research and Development costs was primarily made up of $7.7 million for salaries, benefits, and other compensation related costs for employees in software engineering and product development functions and $0.9 million for hosting, acquired software, and software services. The reduction in Research and Development cost for the period February 1, 2022, through August 3, 2022, as compared to the nine months ended October 31, 2021, is due to the difference in the number of days between the two periods under comparison.

Sales and Marketing

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 through October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021	$	%
Sales and marketing	$16,747	$18,516	$21,913	$(3,397)	-16%

Sales and Marketing cost was $16.7 million for the Successor Period. Sales and Marketing cost was primarily made up of $7.9 million for salaries, benefits, and other compensation related costs for employees in sales and marketing functions, and $5.9 million for amortization of acquired customer relationships intangible assets.

Sales and Marketing cost was $18.5 million for the period February 1, 2022, through August 3, 2022. Sales and Marketing cost was primarily made up of $13.2 million for salaries, benefits, and other compensation related costs for employees in sales and marketing functions and $1.7 million for marketing activities including field events and online advertising.

Sales and Marketing cost was $21.9 million for the nine months ended October 31, 2021. Sales and Marketing cost was primarily made up of $17.9 million for salaries, benefits, and other compensation related costs for employees in sales and marketing functions and $1.9 million for marketing activities including field events and online advertising. The reduction in Sales and Marketing cost for the period February 1, 2022, through August 3, 2022, as compared to the nine months ended October 31, 2021, is due to the difference in the number of days between the two periods under comparison.

General and Administrative

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 through October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021	$	%
General and administrative	$8,902	$10,093	$10,629	$(536)	-5%

General and Administrative cost was $8.9 million for the Successor Period. General and Administrative cost was primarily made up of $3.0 million for salaries, benefits, and other compensation related costs for employees primarily in executive leadership, finance, accounting human resources, legal, and corporate IT; $3.0 million for professional service fees, primarily legal and audit services; $0.9 million for amortization of acquired trade names intangible assets; and $0.4 million for rent and utilities..

General and Administrative cost was $10.1 million for the period February 1, 2022, through August 3, 2022. General and Administrative cost was primarily made up of $4.1 million for salaries, benefits, and other compensation related costs for employees primarily in executive leadership, finance, accounting human resources, legal, and corporate IT; $3.4 million for professional service fees, primarily legal and audit services; $0.8 for rent and related expenses; and $0.4 million for amortization of intangible assets.

General and Administrative cost was $10.6 million for the nine months ended October 31, 2021. General and Administrative cost was primarily made up of $4.1 million for professional service fees, primarily legal and audit services; $3.1 million for depreciation and amortization of intangible assets; and $1.4 million for salaries, benefits, and other compensation related costs for employees primarily in executive leadership, finance, accounting human resources, legal, and corporate IT. The reduction in General and Administrative cost for the period February 1, 2022, through August 3, 2022, as compared to the nine months ended October 31, 2021, is due to the difference in the number of days between the two periods under comparison.

Goodwill Impairment

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 through October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021	$	%
Goodwill impairment	$698,650	$—	$—	$-	0%

The goodwill impairment charge was $698.7 million for the Successor Period. The Company completed an interim goodwill impairment assessment, which resulted in an estimated fair value of the Company's single reporting unit of $675.0 million. The estimated fair value of the reporting unit was below its carrying value of $1,373.7 million.

The Predecessor recognized no goodwill impairment charges for the period February 1, 2022, to August 3, 2022, or for the nine months ended October 31, 2021.

Interest Expense, Net

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 through October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021	$	%
Interest expense, net	$4,428	$2,965	$2,486	$479	19%

Interest expense was $4.4 million for the Successor Period. Interest expense was primarily made up of $3.2 million for the Company's Convertible Notes for which the Company had selected the payment-in-kind interest option of 8.75% for the interest calculation period which was included in the Successor Period and $1.1 million for a prepayment penalty associated with the repayment of the notes payable with Orix Growth Capital, LLC.

Interest expense was $3.0 for the period February 1, 2022, through August 3, 2022.

Interest expense was $2.5 million for the nine months ended October 31, 2022. The reduction in interest expense for the period February 1, 2022, through August 3, 2022, as compared to the nine months ended October 31, 2021, is due to the difference in the number of days between the two periods under comparison.

Change in the Fair Market Value of Sponsor Earnout Shares

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 through October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021	$	%
Change in fair value of sponsor earnout shares	$9,211	$—	$—	$-	0%

The change in the fair market value of Sponsor Earnout Shares was a gain of $9.2 million. The gain was due to the recognition of the initial Sponsor Earnout Share liability of $ 12.1 million as part of the Business Combination and thus, no recognition of loss in the Company's Successor Period and the mark to market adjustment of $(9.2) million reducing the liability to its October 31, 2022, fair value of $2.9 million. The reduction in the fair market value of the Sponsor Earnout Shares liability was primarily driven by the reduction in the public trading price of the Company's Common Stock from August 3, 2022, versus October 31, 2022.

There was no gain or loss recognized for change in fair market value of sponsor earnout shares for the period February 1, 2022, to August 3, 2022, or for the nine months ended October 31, 2021, as the liability for the Sponsor Earnout Shares was only recognized as part of the completion of the Business Combination on August 3, 2022.

Change in the Fair Market Value of Warrants

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 through October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021	$	%
Change in fair value of warrant liability	$5,837	$(2,059)	$(7,182)	$5,123	-71%

The change in fair market value of warrants was a gain of $5.8 million for the Successor Period. The gain was due to the change in fair value of the Company's Public and Private warrants. The liability for the Company's Public and Private warrants was recorded at fair value as of August 3, 2022, a balance of $7.9 million. The Company recorded a mark to market adjustment of $(5.8) million reducing the liability to its October 31, 2022, fair value of $2.1 million. The reduction in the fair value of the Company's warrant liability was driven by the reduction in the public trading price for the Company's publicly traded warrants from August 3, 2022, versus October 31, 2022. The Company's Private Warrants are economically similar to the Public Warrants and as such, use the Company's publicly traded warrants price as an indicator of fair value.

The change in fair market value of warrants was a loss of $2.1 million for the period February 1, 2022, through August 3, 2022. The loss recognized during the period February 1, 2022, through August 3, 2022, reflected the increase in the estimated fair value of the Predecessor's common stock.

The change in fair market value of warrants was a loss of $7.2 million for the nine months ended October 31, 2021. The loss recognized during the nine months ended October 31, 2021, reflected the increase in the estimated fair value of the Predecessor's common stock. The reduction in change in the fair market value for warrants for the period February 1, 2022, through August 3, 2022, as compared to the nine months ended October 31, 2021, is due a larger relative increase in the estimate of fair value for the Company's common stock during the nine months ended October 31, 2021, as compared to the period February 1, 2022, through August 3, 2022.

Provision for Income Taxes

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 through October 31, 2022	February 1, 2022 through August 3, 2022	Nine Months Ended October 31, 2021	$	%
(Benefit from) provision for income taxes	$(2,449)	$111	$104	$7	7%

The benefit from income taxes was $2.4 million for the Successor Period. The benefit was primarily due to the impact of pre-tax losses and the reduction of deferred tax liabilities associated with the amortization of intangible assets with no tax basis acquired through the Business Combination.

The provision for income taxes was $0.1 million and $0.1 million for the period August 1, 2022, through August 3, 2022 and for the nine months ended October 31, 2021, respectively. The tax provision was due to estimated income taxes incurred by the Predecessor's foreign subsidiaries. Due to the sustained net losses, the Predecessor had recorded a full valuation allowance against all its deferred tax assets and therefore, recognized no income tax benefit during the period August 1, 2022, through August 3, 2022, or for the nine months ended October 31, 2021.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our financial statements and notes to our financial statements, which were prepared in accordance with US GAAP. The preparation of the financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our management evaluates our estimates on an ongoing basis, including those related to the allowance for doubtful accounts, the carrying value and useful lives of long-lived assets, the fair value of financial instruments, the recognition and disclosure of contingent liabilities, income taxes, and stock-based compensation. We base our estimates and judgments on our historical experience, knowledge of factors affecting our business and our belief as to what could occur in the future considering available information and assumptions that are believed to be reasonable under the circumstances.

The accounting estimates we use in the preparation of our financial statements will change as new events occur, more experience is acquired, additional information is obtained, and our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to our financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates.

The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

Description:

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized when a customer obtains control of promised services in an amount that reflects the consideration we expect to be entitled to receive in exchange for those services. In recognizing revenue, we apply the following five steps:

•
Identify contracts with customers,
•
Identify the performance obligations in the contract,
•
Determine the transaction price,
•
Allocate the transaction price to performance obligations in the contract, and
•
Recognize revenue when or as performance obligations are satisfied.

Judgments and Uncertainties:

We apply judgment in determining the customer’s ability and intent to pay, including the customer’s historical payment experience or credit and financial information pertaining to the customer.

Our contracts may contain multiple performance obligations which are accounted for separately if they are capable of being distinct or are distinct in the context of the contract. Contracts with multiple performance obligations require an allocation of the transaction price to each performance obligation based on the stand-alone selling price (SSP) of each performance obligation, using the relative selling price method of allocation. We apply judgment in determining SSP for our performance obligations utilizing our observable standalone sales, sales of bundled items when standalone sales are not available, and our overall pricing methodology. Relative changes in SSP estimates between performance obligations which have different patterns of recognition, point-in-time versus over time, can impact the amount of revenue we recognize in a period.

Subscription revenue: Subscription revenue consists of revenue from subscriptions to access our External Cybersecurity Platform together with related data and support service offerings. Revenue is recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Customers have the option to purchase additional subscription and support services at a stated price. These options generally do not provide a material right, as they are priced at our SSP.

Services revenue, breach services: The typical breach services arrangement includes three performance obligations: notification, identity protection services enrollment call center, and identity protection services. The notification and identity protection services are considered distinct performance obligations. Revenue is allocated to the notification and identity protection services based on the SSP of each, using the relative selling price method of allocation. We apply judgment in determining SSP for our performance obligations utilizing our observable standalone sales, sales of bundled items when standalone sales are not available, and our overall pricing methodology. Revenue for the notification performance obligation is recognized when the notifications are sent and the identity protection service is recognized over the service period, which is typically 15 months.

Services revenue, all other: All of our services are considered distinct performance obligations when sold on a stand-alone basis. Revenue is generally recognized at the point in time when the professional service is delivered.

Sensitivity of Estimate to Change:

We do not expect relative SSP estimates to change materially period to period.

Services revenue accounted for 65% of total revenue for the Successor Period. Most breach services arrangements include performance obligations satisfied at both a point-in-time and over time. An assumed 10% relative shift in SSP estimates to point-in-time performance obligations versus over time would not cause a material increase in revenue for the Successor Period.

Subscription revenue accounted for 35% of total revenue for the Successor Period. Some customer arrangements include both subscription performance obligations that are satisfied over time and service-related performance obligations that are satisfied at a point-in-time. An assumed 10% relative shift in SSP estimates to point-in-time performance obligations versus over time would not cause a material increase in revenue for the Successor Period.

Deferred Contract Acquisition Costs

Description:

Contract acquisition costs are related to sales commissions earned for incremental costs to obtain a contract. We amortize the initial commissions over the longer of the customer relationship or over the same period as the initial revenue arrangement to which these costs relate.

Judgments and Uncertainties:

The critical accounting estimate for deferred contract acquisition costs is the amortizable life of the asset. We have estimated the period of benefit for new customer relationships to be 3 years. Management monitors trends in customer attrition and the typical term of service arrangements to determine if the estimated amortizable life estimate should be updated.

Sensitivity of Estimate to Change:

We do not expect the useful life estimate to deviate materially period to period. The decrease to amortization expense for the Successor Period for change of one year to the estimated life of our customer relationships would be approximately $0.3 million.

Stock-Based Compensation

Description:

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires that the cost of awards of equity instruments offered in exchange for employee services, including employee stock options and restricted stock unit awards, be measured based on the grant-date fair value of the award. We determine the fair value of options granted using the Black-Scholes model, which requires the input of subjective assumptions. We recognize the fair value of stock option awards, net of estimated forfeitures, over the period which an employee is required to provide service in exchange for the award, generally the vesting period. The fair value of restricted stock unit awards is based on the closing price of our Common Stock on the date of grant. We recognize the fair value of restricted stock unit awards, net of estimated forfeitures, as expense over the requisite service period of the awards.

Judgments and Uncertainties:

The critical accounting estimates related to stock-based compensation are the assumptions utilized in the Black-Scholes valuation model and our estimate of award forfeitures.

The assumptions used by management in the Black-Scholes model are as follows:

•
Fair value of common stock. Our Common Stock is publicly traded under the ticker "ZFOX". We use the closing price of our Common Stock on the date of grant.
•
Expected term. The expected term represents the period of time that options granted are expected to remain unexercised. We calculate the expected term using the simplified method, which equals the midpoint of the options’ vesting term and contractual period.
•
Expected Volatility. As our common stock has been publicly traded only for a short time, we estimate the expected volatility based on historical volatilities of comparable public traded companies. The Company expects to continue to use this methodology until such time as the Company’s stock has a sufficient amount of historical data to reasonably calculate the volatility of the Company’s stock.
•
Risk-free interest rate. We use the U.S. Treasury yield for a period that corresponds to the expected term of the award.
•
Dividend yield. We do not currently issue dividends, and do not expect to issue dividends in the foreseeable future. Accordingly, our dividend yield is zero.
•
The Company estimates the rate of option forfeiture by monitoring the rate of employee turnover and average tenure at separation of employment.

Sensitivity of Estimate to Change:

These estimates involve inherent uncertainties and the application of management’s judgement. If the Company had made different assumptions, the Company’s stock-based compensation expense and its net loss could have been materially different.

An increase in risk-free interest rate will reduce the estimated fair value of a stock option grant, while decrease in these factors will have an opposite effect.

Likewise, a decrease in volatility and expected term will decrease the estimated fair value of a stock option grant, while an increase in these factors will have an opposite effect. The Company utilizes a consistent group of peer companies unless one or more of those companies cease to be publicly traded or are no longer similar to the Company’s business. In cases where a peer group company is no longer able to be used, the Company identifies a replacement peer company for its volatility calculation. Once the Company's Common Stock has a sufficient, representative trading history on which to base a volatility factor estimate, we will change to an estimate based on the Company's Common Stock.

The Company does not expect to change the dividend yield assumption in the near future.
A decrease in the Company’s estimate of option forfeiture will increase the amount of stock option expense recognized in a period while an increase will have the opposite effect. We do not expect to change the volatility estimation methodology in the next twelve months. When we do change the method, it will apply to new stock-based awards on a prospective basis. An increase in the Company’s estimate of volatility will increase the amount of stock option expense recognized in a period while a decrease will have the opposite effect.

Business Combinations

Description:

We account for acquisitions using the acquisition method of accounting. The fair value of purchase consideration is allocated to the tangible and intangible assets acquired, and liabilities assumed, based on their estimated fair values. The excess of the fair value of purchase consideration over the values of the identifiable assets acquired and liabilities assumed is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, we make significant estimates and assumptions, especially with respect to intangible assets.

We perform our annual goodwill impairment assessment on November 1, or when an assessment of qualitative factors indicates an impairment may have occurred. The qualitative assessment includes an evaluation of events and circumstances including long-term growth projections, profitability, industry, market and macroeconomic conditions. The quantitative assessment includes an analysis that compares the fair value of a reporting unit to its carrying value including goodwill recorded by the reporting unit.

Judgments and Uncertainties:

Significant estimates in valuing certain identifiable assets include, but are not limited to, the selection of valuation methodologies, future expected cash flows, discount rates, and useful lives.

For goodwill, management applies judgement to determine the number of reporting units and if circumstances or events indicate if an impairment may exist. We have determined that the Company operates as a single reporting unit. The estimate of the fair value of the related reporting unit includes several judgments, each with inherent uncertainties such as estimated future cash flows of the reporting unit and the discount rate applied to those estimated future cash flows.

Sensitivity of Estimate to Change:

Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

The impact to our financial statements for a change of one year to the estimated lives our acquired intangible assets would be approximately $2.0 million for the Successor Period.

We completed an interim goodwill impairment assessment as of October 31, 2022. Our estimate of the fair value of the Company's single reporting unit was $675.0 million. As this amount was less than the reporting unit's carrying value, we recorded a goodwill impairment charge of $698.7 million.

Liquidity and Capital Resources

We have financed operations primarily through the sale of equity securities, borrowings under various security and loan agreements, and payments from customers. Our operating losses have been significant, as reflected in our accumulated deficit of $738.2 million as of October 31, 2022.

In connection with the Business Combination completed on August 3, 2022, we received total net cash proceeds of $67.6 million, inclusive of the cash balances obtained through the merger with ZeroFox, Inc. and IDX. The majority of the net proceeds of the Business Combination were provided by the Convertible Notes financing of $150.0 million, the Common Equity PIPE financing of $20.0 million, and L&F's trust account, net of redemptions, of $10.2 million. The proceeds of the Business Combination were partially offset by the cash portion of the purchase price paid for IDX, net of cash acquired, of $(49.4) million; the cash portion of the purchase price paid for ZeroFox, net of cash acquired, of $(48.4) million; repurchases of class A ordinary shares due to the exercises of the redemption rights of those shares of $(24.6) million; and payment of transaction related costs of $(14.4) million. We believe that our cash on hand and the net proceeds of the Business Combination will be sufficient to meet our cash requirements for at least the 12 months following the date of this quarterly report.

Additional future sources of liquidity may come from the issuance of additional debt, exercise of warrants, and/or the issuance of new shares of Common Stock. In the case of additional debt, we are permitted by the indenture governing the Convertible Notes to issue no more than $50.0 million of senior debt. If we raise funds by issuing debt securities, such debt securities would have rights, preferences and privileges senior to those of holders of our Common Stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. For warrants, the Company will receive the proceeds from the cash exercise of any warrants. The aggregate proceeds of the exercise of all outstanding warrants, assuming cash exercise, would be $186.5 million. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our Common Stock, the last reported sales price of which was $4.71 per share on December 13, 2022. If the market price for our Common Stock is less than $11.50 per share, we believe the warrant holders will be unlikely to exercise their warrants. We may issue additional shares of our Common Stock or other equity securities of equal or senior rank in the future for investment or operational purposes. If we issue additional shares of Common Stock, dilution to our public shareholders may occur and the market price for our Common Stock may decrease and/or become more volatile. The amount, timing, and mix (be it debt or equity) of future amounts of liquidity will depend upon the judgment of management, the market price of our Common Stock, and prevailing interest rates, among other factors.

Future capital requirements will depend on many factors including, but not limited to, cash collected from customers, additional borrowing, acceleration of sales and marketing costs to facilitate revenue expansion, and the continued adoption of our subscription products.

Cash Flows

The following table presents a summary of our cash flows for the Successor Period:

(dollars in thousands)	August 4, 2022 to October 31, 2022
Cash, cash equivalents, and restricted cash at beginning of period	$210
Net cash used in operating activities	(22,112)
Net cash used in investing activities	(63,638)
Net cash used in financing activities	139,070
Foreign exchange translation adjustments	(9)
Cash, cash equivalents, and restricted cash at end of period	$53,521

Operating Activities

Our largest source of cash is payments from customers. Our primary uses of cash stem from personnel-related expense, third-party hosting expense, data source expense, and overhead expense, which is primarily comprised of IT support, facilities, and insurance expense. Cash used in operating activities primarily consists of our net losses from operations adjusted for non-cash expenses, including stock-based compensation expense, depreciation and amortization expense, goodwill impairment charges, and changes in period operating assets and liabilities.

Cash used in operating activities was $(22.1) million for the Successor Period. The cash used in operating activities consisted of our net loss of $(704.2) million adjusted by non-cash reconciling items of $696.6 million and net cash outflows of from changes in operating assets and liabilities of $(14.0) million, primarily due to a decrease in accounts payable, accrued compensation, accrued expenses and other current liabilities of $(8.8), an increase in accounts receivable of $(3.1) million, and an increase in prepaid assets of $(1.4) million.

Investing Activities

Cash used in investing activities was $(63.6) million for the Successor Period. The cash used in investing activities consisted of the net purchase price paid to complete the acquisition of IDX of $(49.8) million, and the net purchase price paid to complete the acquisition of ZeroFox, Inc., of $(48.4) million. The uses of cash were partially offset by the proceeds from the trust account of $34.9 million.

Financing Activities

Cash provided by financing activities was $139.1 million for the Successor Period. The cash provided by financing activities primarily consisted of the net proceeds from the issuance of convertible notes of $149.9 million and the proceeds from the PIPE investment of $20.0 million, partially offset by the repurchase of class A ordinary shares, due to the holders of those shares exercising their redemption rights, of $(24.6) million, and payment of a deferred underwriting fee of $(6.1) million.

Debt Obligations

The following table presents a summary of our debt obligations as of October 31, 2022:

	As of October 31, 2022
(dollars in thousands)	Stated Interest Rate	Gross Balance	Unamortized Debt Discount	Unamortized Deferred Debt Issuance Costs	Discount on Note Payable	Net Carrying Value
Stifel Bank	7.25%	$15,000	$—	$—	$—	$15,000
InfoArmor	5.50%	2,578	—	—	—	2,578
Convertible notes	7.50% Cash / 8.75% PIK	153,184	140	—	—	153,044
		$170,762	$140	$—	$—	$170,622

				Current portion of long-term debt		$938
				Long-term debt		169,684
						$170,622

Material Cash Requirements

Our material cash requirements are associated with repayment of debt and obligations associated with non-cancelable contracts for the purchase of goods and third-party services and operating leases. We expect to satisfy these cash requirements through the cash available on our balance sheet.

The following table summarizes current and long-term material cash requirements as of October 31, 2022:

	As of October 31, 2022
(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases (1)	$1,520	$965	$555	$-	$-
Purchase commitments (2)	46,077	45,620	457	-	-
Debt repayments	170,762	938	169,824	-	-
Foreign exchange translation adjustments	$218,359	$47,523	$170,836	$-	$-

(1) Relates to our office facilities.

(2) Relates to our non-cancelable purchase commitments to purchase products and services entered into in the normal course of business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ID EXPERTS HOLDINGS, INC.

The following discussion and analysis of the financial condition and results of operations of ID Experts Holdings, Inc. (IDX) should be read together with its unaudited interim Consolidated Financial Statements as of August 3, 2022, and September 30, 2021, and for the periods January 1, 2022, to August 3, 2022, and nine months ended September 30, 2021, and its audited Consolidated Financial Statements as of December 31, 2021, and for the period ended December 31, 2021, in each case together with related notes thereto, included elsewhere in this quarterly report.

Overview

IDX was founded in 2003 with a mission to address the growing threat from data breaches and resulting identity theft and fraud. IDX created a software and services platform to help protect individuals from data breaches and resulting identity crime and to remediate the negative effects of such breaches.

As organizations began to experience cybersecurity breaches of growing frequency and severity, IDX expanded its offerings by providing organizations with data breach response services that leveraged IDX’s identity protection offerings for individuals. As new laws and regulations were passed that required breach notification and protections for affected individuals, the IDX business grew to serve both governmental and commercial entities of varied sizes.

The Business

IDX believes it has a leading position in the United States by revenues as a provider of data breach response services, and associated identity and privacy protection services, to both government and commercial entities. IDX acquires new customers for its data breach services through cyber insurers and their approved privacy attorneys. IDX services are often pre-approved through direct relationships with organizations that have entered into master services agreements (MSA) for current and future services, as well as through government channels as a result of approved listings with the General Services Administration (GSA) for federal agencies and the National Association of State Procurement Officials (NASPO) for state and local agencies.

IDX provides identity and privacy protection services through its proprietary, cloud-native platform for the protection of individuals impacted by data breaches, as well as through other channels, for proactively addressing the risks associated with privacy and identity risks to the affected individuals and the breached organization. The IDX platform was designed to improve scalability and usability, while concurrently supporting rapid development of new capabilities, and compliance with increasingly rigorous security standards based on the National Institute of Standards and Technology (NIST) Special Publication 800-53 Rev 4. Typically, IDX evaluates its own security controls, and in some cases contracts testing to third parties as part of yearly FISMA security risk assessments, HIPAA security risk analysis for business associates, and SOC 2 type 2 certifications.

IDX has a substantial customer base for data breach services in the public sector. The largest component of revenue from the public sector results from a multiyear contract with the U.S. Office of Personnel Management (OPM), described below.

In 2015, OPM and the Department of Defense (DoD) awarded IDX a three-year, $330 million contract to provide identity protection and breach response services covering approximately 21.5 million current and former federal employees and contractors that were affected by the OPM data breach of background investigation records. IDX believes winning this award resulted in further market validation, increased visibility, and enhanced reputation for IDX as a leading data breach response provider in the United States by revenues. Earning this award required IDX to comply with rigorous government security standards. IDX’s compliance performance combined with receiving “very good” and “excellent” Contractor Performance Assessment Reports (CPAR) ratings leave the IDX data breach response business well positioned to address large-scale data breaches.

IDX won a rebid of the contract with OPM and the DoD in 2018. The new contract is worth at least $460 million, assuming all option periods and the extension period are exercised, for the period ending June 30, 2024. The scope of the new contract is for IDX to provide identity protection services for certain employees and prospective employees of the U.S. government affected by a breach of OPM systems (OPM Contract). IDX believes the OPM Contract was and remains as of August 3, 2022, the largest data breach response arrangement in the history of such contracts in the United States. The award of this contract to IDX cemented it as a leading provider in the United States by revenues of data breach response services to both governmental and commercial entities. In addition, IDX is listed on the General Services Administration (GSA) SIN 520.20 for Data Breach Response and Identity Protection Services facilitating data breach response contracts with numerous other government agencies. A SIN is a Special Item Number that identifies products and services that GSA contract holders offer to government buyers. IDX benefits from having a SIN with GSA as it allows IDX to participate in more bid opportunities for providing Data Breach Response and Identity Protection Services.

The OPM Contract is structured as a Base Period from July 1, 2019 to June 30, 2020, followed by a series of options as follows: Option Period I from July 1, 2020, to June 30, 2021; Option Period II from July 1, 2021, to June 30, 2022; Option Period III from July 1, 2022, to June 30, 2023; and Option Period IV from July 1, 2023, to December 31, 2023. OPM has an option to extend the OPM Contract from January 1, 2024, to June 30, 2024, as well as an option to add a transition-out period beyond June 30, 2024. OPM has exercised Option Period I, Option Period II, and Option Period III. IDX plans to pursue the rebid of the OPM Contract in 2024 for an extension through 2027. For more information, see a copy of the OPM Contract filed as exhibits to the registration statement of which this quarterly report forms a part.

IDX generates the largest component of its commercial revenue from organizations that require response services for data breach incidents. The response services typically include notifications to individuals impacted by the breach; call center support; a customized webpage for providing information, privacy and identity protection software, and additional services to the affected population. In addition to revenue from data breach incident response services, IDX also provides identity and privacy services on a subscription basis to organizations, which they can offer as a benefit for their employees or customers.

Impact of COVID-19 On the Business

IDX operates in geographic locations that have been impacted by coronavirus disease 2019 (COVID-19). The pandemic has affected, and could further affect, IDX’s operations and the operations of its customers as a result of various factors, including but not limited to quarantines, local, state, and federal government public health orders, facility and business closures, and travel and logistics restrictions. IDX anticipates governments and businesses will likely take additional actions or extend existing actions to respond to the risks of the COVID-19 pandemic. IDX continues to actively monitor the impacts and potential impacts of the COVID-19 pandemic on IDX’s customers, supply chain, and operations. For further information, please see “Risk Factors—The COVID-19 pandemic could adversely affect our business, operating results, and financial condition” in the Final Prospectus.

IDX instituted a global work-from-home policy in March 2020 and to-date have not experienced significant disruptions as a result. IDX has not requested relief under the Coronavirus Aid, Relief, and Economic Security Act, and it therefore had no effect on its financial statements.

Key Factors Affecting Performance

New customer acquisition

IDX believes that its future growth depends in part on its ability to acquire new customers for its data breach services and identity protection membership services to its strategic partners’ members, employer groups’ employees, and individual customers. IDX has sourced a significant proportion of new data breach services customers as a result of relationships with cyber insurers. IDX makes on-going investments in developing and maintaining these relationships, as well as relationships with privacy attorneys that represent many of their cyber insurers. Additionally, IDX invests in direct marketing to prospective customers for data breach services, as well as IDX’s identity and privacy membership services for employee benefits and strategic partner customer protection.

Customer Retention

IDX’s revenue growth is fostered by its ability to retain customers that have an ongoing need for data breach response services. IDX maintains its relationship with its customers after the conclusion of the data breach response by cross-selling membership services to its customers affected stakeholders, which are typically our customers’ employees or their own customers. IDX has multi-year contracts with some government entities, including the OPM Contract. The possible retention and renewal of the OPM Contract may also be a factor in maintaining revenue growth.

Investing in Business Growth

IDX also invests in initiatives to support the growth of its business. IDX’s research and development organization, composed of employees and contractors, uses an agile development philosophy in an effort to enhance its existing identity and privacy platform while adding new features and products, usability enhancements, customer integrations and APIs, and security certifications. IDX’s sales and marketing teams invest in business growth through channel expansion with dedicated sales teams and associated marketing demand generation programs.

IDX also invests in growth of its business with government entities by building relationships with consultants experienced in the government procurement process and maintenance of its listings on relevant GSA schedules, as well as by investing in relationships with key government agency stakeholders and congressional representatives. IDX from time to time will work with consultants who specialize in government contract bidding strategies, provide advice on optimal maintenance and use of the U.S. Government GSA schedule, and provide strategic, relationship-building, and legislative affairs services with members of Congress and their staffs.

Key Business Metrics

IDX monitors the following key metrics to measure performance, identify trends, formulate business plans, and make strategic decisions.

Breach Revenue, Membership Services, and Total Revenue

The tables below present IDX’s key performance indicators for the periods indicated (in thousands):

	July 1, 2022, to August 3, 2022	Three-Month Period Ended September 30, 2021	$ Change
Breach revenue (1)	$9,621	$26,091	$(16,470)
Membership services (1)	431	858	$(427)
Total revenue	$10,052	$26,949	$(16,897)
Breach customers (2)	1,085	896	189
Membership customers (2)	164	160	4

	January 1, 2022, to August 3, 2022	Nine-Month Period Ended September 30, 2021	$ Change
Breach revenue (1)	$64,078	$77,766	$(13,688)
Membership services (1)	2,680	2,488	192
Total revenue	$66,758	$80,254	$(13,496)
Breach customers (2)	1,443	1,064	379
Membership customers(2)	197	162	35

(1) IDX defines breach revenue as revenues related to breach contracts, which typically have a term of 15 months (three-month call center period followed by 12 months of identity protection services) and are non-recurring. IDX defines membership services as recurring monthly and yearly ongoing identity and privacy services provided to strategic partners’ members and employer groups’ employees and retail customers.

(2) IDX defines a breach customer as an agency or organization from which it has recognized breach revenue in a reporting period. IDX defines membership customers, in this instance, as strategic partners and employer groups receiving membership services (non-breach and non-retail customers).

IDX has continued to see an increase in the number of its breach customers each quarter and year, with an increase of 213 from January 1, 2022, to August 3, 2022, compared to the year ended December 31, 2021. The number of unique breach customers and membership customers significantly increased even though annual revenue growth remains relatively flat. The increase in breach customers is a direct result of the increase in breach incidents, which IDX believes were spurred by the increased online and remote presence of businesses in response to the COVID-19 lockdown. IDX has continued to see this trend through 2022 and expects this trend to continue into future years. IDX is party to a few contracts with non-standard terms that have a disproportionate effect when analyzing a per-unit metric based on total breach revenue and total number of breach customers. Therefore, IDX management believes a per-unit metric is not a meaningful indicator of its business.

Components of Results from Operations

Revenue

IDX recognizes revenue when control of the promised goods or services is transferred to its customers, in an amount that reflects the consideration IDX expects to be entitled to in exchange for its goods or services. For arrangements with multiple performance obligations, IDX allocates revenue to each performance obligation on a relative fair value basis based on management’s estimate of Stand-Alone Selling Price (SSP).

IDX’s breach services revenue consists of contracts with various combinations of notification, project management, communication services, and ongoing identity protection services. Performance periods generally range from one to three years. Payment terms are generally either thirty or sixty days throughout the term. Contracts generally do not contain significant financing components. IDX’s breach services contracts are structured as either fixed price or variable price. In fixed price contracts, IDX charges customers a fixed total price or fixed per-impacted individual price for the total package of services. For variable price breach services contracts, IDX charges the breach communications component, which includes notifications and call center support, at a fixed total fee and charges for ongoing identity protection services as incurred using a fixed price per enrollment. Refunds and related reserves have been insignificant historically.

IDX provides identity and privacy protection services memberships through its employer groups and strategic partners as well as directly to individual end-users through its website. Membership services consist of multiple bundled identity and privacy product offerings which provide members with ongoing identity protection services. For membership services, IDX recognizes revenue ratably over the service period, which is typically one year. Payments from employer groups and strategic partners are generally collected monthly and payments from end-users are collected up front.

IDX evaluates arrangements with governmental entities containing “fiscal funding” or “termination for convenience” provisions, when such provisions are required by law, to determine the probability of possible cancellation. For more information, see “Risk Factors—Risks Related to Government Contracting Matters.” IDX considers multiple factors including its history with the government entity in similar transactions and the budgeting and approval processes undertaken by the governmental entity. If IDX determines upon execution of these arrangements that the likelihood of cancellation is remote, it then recognizes revenues for such arrangements once all relevant criteria have been met. If IDX cannot make such a determination, it recognizes revenues upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity for such arrangements.

Cost of Revenue

Cost of revenue consists of fees to outsourced service providers for credit monitoring, call center operation, notification mailing, insurance, other miscellaneous services, and internal labor costs. IDX expenses Notification Costs as fulfillment costs and recognizes those Notification Costs at a point in time. IDX capitalizes Call center costs and amortizes the Call center costs over time. IDX generally recognizes Sales commissions, which are incremental costs to obtain contracts, ratably over the contractual period of the applicable agreement. IDX presents Notification and Call center costs within capitalized contract costs and recognizes the costs over the combined service and membership terms. IDX expenses the remainder of cost of services as incurred.

Gross Profit

Gross profit, calculated as total revenue less total cost of services, is affected by several factors including the timing of breach incidents; renewals from existing customers; costs associated with fulfilling contracts such as notification, call center, and monitoring costs; the extent to which IDX expands its customer support organization; and the extent to which IDX can negotiate any preferential pricing from its vendors. IDX’s services revenue and gross profit may fluctuate over time because of these factors.

Operating Expenses

Sales and Marketing

Sales and marketing expenses consist primarily of employee compensation and related expenses, including salaries, bonuses, and benefits for IDX’s sales and marketing employees; sales commissions that are recognized as expenses over the period of benefit; marketing programs; travel and entertainment expenses; and allocated overhead costs. IDX capitalizes its sales commissions and recognizes them as expenses over the estimated period of benefit.

General and Administrative

General and administrative costs consist primarily of salaries, stock-based compensation expenses, and benefits for personnel involved in IDX’s executive, finance, legal, human resources, and administrative functions; third-party services and fees; and overhead expenses. IDX expects that general and administrative expenses will increase in absolute dollars as IDX hires additional personnel and enhances its systems, processes, and controls to support the growth in IDX’s business as well as increased compliance and reporting requirements as a public company.

Research and Development

Research and development expenses consist primarily of personnel costs and contractor fees related to the bundling of other third-party software products that are offered as one combined package within IDX’s product offerings. Personnel costs include salaries, bonuses, stock-based compensation, and related employer-paid payroll taxes, as well as an allocation of facilities, benefits, and information technology costs. IDX expenses research and development costs as incurred.

Interest and Other Expense

Interest and other expense consist primarily of term loan interest expense and the amortization of warrant and loan fees, which are recorded as a reduction to debt on the IDX Consolidated Balance Sheets.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of federal and state income taxes in the United States. IDX maintains a partial valuation allowance on its state net operating losses and credits.

Results of Operations

Comparison of the Period July 1, 2022, to August 3, 2022, and Three-Month Period Ended September 30, 2021

The following table sets forth the IDX Consolidated Statements of Income in dollar amounts and as a percentage of total revenue for each period presented (in thousands):

	July 1, 2022, to August 3, 2022		Three-Month Period Ended September 30, 2021		2022 vs 2021
		Percentage of Revenue		Percentage of Revenue	Change in Dollars	Change in Percentage
Revenue	$10,052	100%	$26,949	100%	$(16,897)	-63%
Cost of revenue	8,047	80%	21,182	79%	(13,135)	-62%
Gross profit	2,005	20%	5,767	21%	(3,762)	-65%
Operating expenses:
Research and development	487	5%	1,290	5%	(803)	-62%
Sales and marketing	617	6%	1,798	7%	(1,181)	-66%
General and administrative	931	9%	1,967	7%	(1,036)	-53%
Total operating expenses	2,035	20%	5,055	19%	(3,020)	-60%
(Loss) income from operations	(30)	0%	712	3%	(742)	-104%
Total other expense	(168)	2%	(492)	2%	324	-66%
(Loss) income before provision from income taxes	(198)	-2%	220	1%	(418)	-190%
Income tax expense	630	6%	36	0%	594	1650%
Net (loss) income	$(828)	-8%	$184	1%	$(1,012)	-550%

Revenue

Total revenue decreased by $16.9 million or 63% in the period July 1, 2022, to August 3, 2022, compared to the three-month period ended September 30, 2021. Breach revenue accounted for 96% and 97% of total revenue in the period July 1, 2022, to August 3, 2022, and the three-month period ended September 30, 2021, respectively. The decrease is due to the difference in number of months reflected within each period, which is one month and three days as compared to three months. IDX generated 76% and 77% of its revenue from the US Government for the period July 1, 2022, to August 3, 2022, and the three-month period ended September 30, 2021, respectively.

Cost of Revenue

Total cost of revenue decreased by $13.1 million or 62% in the period July 1, 2022, to August 3, 2022, compared to the three-month period ended September 30, 2021. The decrease is due to the difference in number of months reflected within each period, which is one month and three days as compared to three months.

Gross Profit

Gross profit decreased by $3.8 million or 65% in the period July 1, 2022, to August 3, 2022, compared to the three-month period ended September 30, 2021. The decrease is due to the difference in number of months reflected within each period, which is one month and three days as compared to three months.

Operating Expenses

(in thousands)	July 1, 2022, to August 3, 2022	Three-Months Period Ended September 30, 2021
Research and development	$487	$1,290
Sales and marketing	617	1,798
General and administrative	931	1,967
Total operating expense	$2,035	$5,055

Research and Development

Research and development expenses decreased by $0.8 million or 62% in the period July 1, 2022, to August 3, 2022, compared to the three-month period ended September 30, 2021. IDX continued to invest in its products and services, which included increased personnel costs and contractor fees. The decrease is due to the difference in number of months reflected within each period, which is one month and three days as compared to three months.

Sales and Marketing

Sales and marketing costs decreased by $1.2 million or 66% in the period July 1, 2022, to August 3, 2022, compared to the three-month period ended September 30, 2021. The decrease is due to the difference in number of months reflected within each period, which is one month and three days as compared to three months.

General and Administrative

General and administrative costs decreased by $1.0 million or 53% in the period July 1, 2022, to August 3, 2022, compared to the three-month period ended September 30, 2021. The decrease is due to the difference in number of months reflected within each period, which is one month and three days as compared to three months.

Total Other Expense

Total other expense decreased by $0.3 million or 66% for the period July 1, 2022, to August 3, 2022, compared to the three-month period ended September 30, 2021. The decrease is due to the difference in number of months reflected within each period, which is one month and three days as compared to three months.

Provision for Income Taxes

Income tax expense increased by $0.6 million or 1,650% for the period July 1, 2022, to August 3, 2022, compared to the three-month period ended September 30, 2021. The increase is primarily the result of non-deductible accounting, audit, and legal fees related to the Business Combination.

Comparison of the period January 1, 2022, to August 3, 2022, and the Nine-Month Period Ended September 30, 2021

The following table sets forth the IDX Consolidated Statements of Income in dollar amounts and as a percentage of total revenue for each period presented (in thousands):

	January 1, 2022, to August 3, 2022		Nine-Month Period Ended September 30, 2021		2022 vs 2021
		Percentage of Revenue		Percentage of Revenue	Change in Dollars	Change in Percentage
Revenue	$66,758	100%	$80,254	100%	$(13,496)	-17%
Cost of revenue	52,254	78%	62,572	78%	(10,318)	-16%
Gross profit	14,504	22%	17,682	22%	(3,178)	-18%
Operating expenses:
Research and development	3,325	5%	3,608	4%	(283)	-8%
Sales and marketing	4,594	7%	5,518	7%	(924)	-17%
General and administrative	5,758	9%	4,473	6%	1,285	29%
Total operating expenses	13,677	20%	13,599	17%	78	1%
Operating income	827	1%	4,083	5%	(3,256)	-80%
Total other expense	(1,032)	2%	(827)	1%	(205)	25%
(Loss) income before provision from income taxes	(205)	0%	3,256	4%	(3,461)	-106%
Income tax expense	652	1%	900	1%	(248)	-28%
Net (loss) income	$(857)	-1%	$2,356	3%	$(3,213)	-136%

Revenue

Total revenue decreased by $13.5 million or 17% for the period January 1, 2022, to August 3, 2022, compared to the nine-month period ended September 30, 2021. Breach revenue accounted for 96% and 97% of total revenue for the period January 1, 2022, to August 3, 2022, and the nine-month period ended September 30, 2021, respectively. The decrease is due to the difference in number of months reflected within each period, which is seven months and three days as compared to nine months.

Cost of Revenue

Total cost of revenue decreased by $10.3 million or 16% for the period January 1, 2022, to August 3, 2022, compared to the nine-month period ended September 30, 2021. The decrease is due to the difference in number of months reflected within each period, which is seven months and three days as compared to nine months.

Gross Profit

Gross profit decreased by $3.2 million or 18% for the period January 1, 2022, to August 3, 2022, compared to the nine-month period ended September 30, 2021. The decrease is due to the difference in number of months reflected within each period, which is seven months and three days as compared to nine months.

Operating Expenses

(in thousands)	January 1, 2022 to August 3, 2022	Nine-Months Period Ended September 30, 2021
Research and development	$3,325	$3,608
Sales and marketing	4,594	5,518
General and administrative	5,758	4,473
Total operating expense	$13,677	$13,599

Research and Development

Research and development expenses decreased by $0.3 million or 8% for the period January 1, 2022, to August 3, 2022, compared to the nine-month period ended September 30, 2021. The decrease is due partially to the difference in number of months reflected within each period, which is seven months and three days as compared to nine months. However, IDX continued to invest in its products and services, which included increased personnel costs and contractor fees.

Sales and Marketing

Sales and marketing costs decreased by $0.9 million or 17% for the period January 1, 2022, to August 3, 2022, compared to the nine-month period ended September 30, 2021. The decrease is due to the difference in number of months reflected within each period, which is seven months and three days as compared to nine months.

General and Administrative

General and administrative costs increased by $1.3 million or 29% for the period January 1, 2022, to August 3, 2022, compared to the nine-month period ended September 30, 2021. The increase is due primarily to the increased audit, accounting, and legal fees incurred leading up to the Business Combination. The period January 1, 2022, to August 3, 2022, included several SEC filings while the nine-month period ended September 30, 2021 did not.

Total Other Expense

Total other expense increased by $0.2 million or 25% for the period January 1, 2022, to August 3, 2022, compared to the nine-month period ended September 30, 2021. The increase is due to fair value adjustments related to IDX’s convertible debt.

Provision for Income Taxes

Income tax expense decreased by $0.2 million or 28% for the period January 1, 2022, to August 3, 2022, compared to the nine-month period ended September 30, 2021. The decrease in income tax expense is a direct result of operating income being $3.3 million or 80% lower period over period, which is primarily a result of increased general and administrative costs.

Cash Flows

The following table summarizes IDX’s cash flows for the periods indicated:

(in thousands)	January 1, 2022 to August 3, 2022	Nine-Months Period Ended September 30, 2021
Net cash (used in) provided by operating activities	$(1,293)	$2,845
Net cash used in investing activities	(44)	(114)
Net cash (used in) provided by financing activities	$(365)	$10

Operating Activities

Net cash used in operating activities for the period January 1, 2022, to August 3, 2022, was $1.3 million. IDX’s net loss of $0.9 million for the period January 1, 2022, to August 3, 2022, was adjusted for net non-cash charges of $0.7 million and net cash outflows of $0.3 million from changes in operating assets and liabilities. Changes in working capital amounts resulted primarily from an increase in accounts receivable of $1.8 million and increase in capitalized contract costs of $0.9 million, partially offset by an increase in accrued expenses and other liabilities of $1.8 million and an increase in deferred revenue of $1.2 million. These changes in working capital resulted from an increase in large breach deals during January 1, 2022, to August 3, 2022, compared to the nine-month period ended September 30, 2021.

The decrease in net cash (used in) provided by operating activities of $4.1 million is primarily due to a decrease in operating income of $3.3 million in the period January 1, 2022, to August 3, 2022, compared to the nine-month period ended September 30, 2021. The decrease in revenue is a result of each period having a different number of months. Additionally, general and administrative costs were higher in the period January 1, 2022, to August 3, 2022, due to substantial audit, accounting, and legal fees totaling $3.1 million associated with the Business Combination.

Net cash provided by operating activities was $2.8 million for the nine-month period ended September 30, 2021. IDX’s net income of $2.4 million for the nine-month period ended September 30, 2021, was adjusted for non-cash charges of $0.8 million and net cash outflows of $0.3 million from changes in operating assets and liabilities. Changes in working capital amounts was primarily due to an increase in accounts receivable of $1.9 million, partially offset by an increase in accrued expenses and other liabilities of $1.3 million and an increase in accounts payable of $0.9 million.

Investing Activities

Net cash used in investing activities for the period January 1, 2022, to August 3, 2022, was insignificant, and net cash used in investing activities was $0.1 million for the nine-month period ended September 30, 2021. These cash outflows were for purchases of property and equipment.

Financing Activities

Net cash used in financing activities of $0.4 million for the period January 1, 2022, to August 3, 2022, was due to principal payments in the amount of $0.6 million, partially offset by cash provided by warrant and option exercises of $0.2 million.

Contractual Obligations

IDX has entered a non-cancellable purchase commitment of $59.0 million related to eleven months of outsourced credit and other monitoring services provided to IDX’s largest customer as of August 3, 2022. As of December 31, 2021, the non-cancellable purchase commitment was $32.0 million related to six months of outsourced credit and other monitoring services. This commitment amount and length is determined by the customer’s exercise of annual option periods. As of the date of issuance of IDX’s most recently audited financial statements, August 3, 2022, Option Period III has been exercised.

The following table summarizes IDX’s contractual obligations and commitments as of August 3, 2022, (in thousands):

	Total	Less 1 Year	1-3 years
Operating leases	$375	$315	$60
Purchase commitments	59,450	59,450	-
Total	$59,825	$59,765	$60

The following table summarizes IDX’s contractual obligations and commitments as of December 31, 2021, (in thousands):

	Total	Less 1 Year	1-3 years
Operating leases	$743	$532	$211
Purchase commitments	32,414	32,414	-
Total	$33,157	$32,946	$211

Off-Balance Sheet Arrangements

Leases

Rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases was insignificant for the period July 1, 2022, to August 3, 2022, and rental expense for operating leases was $0.1 million for the three-month period ended September 30, 2021. Additionally, IDX had a sublease for one of IDX’s suites. The sublease ended February 29, 2020. Sublease income is included in general and administrative expenses on the IDX Consolidated Statements of Operations.

IDX executed the Fifth Amendment to the office lease on October 9, 2020. This amendment was for two years and two months commencing on January 1, 2021 and ending February 28, 2023. IDX’s landlord provided an abatement for January 1, 2021, through February 28, 2021, as part of its lease renewal.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) as of August 3, 2022, are (in thousands):

Operating Leases
Fiscal Year:
2022 (remaining quarters)	$178
2023	$149
2024	$48
Total minimum lease payments	$375

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2021 are (in thousands):

Operating Leases
Fiscal Year:
2022	$532
2023	$163
2024	$48
Total minimum lease payments	$743

Critical Accounting Policies and Estimates

IDX’s financial statements are prepared in accordance with US GAAP. The preparation of these financial statements requires IDX to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures. IDX evaluates its estimates and assumptions on an ongoing basis. Estimates are based on historical experience and various other assumptions that IDX believes to be reasonable under the circumstances. Actual results could differ from these estimates. The critical accounting policies, assumptions, and judgements that IDX believes have the most significant impact on the IDX Consolidated Financial Statements are described below.

Revenue Recognition

Revenues are derived from sales of breach response services and identity and privacy protection services. IDX satisfies performance obligations to recognize revenue for two performance obligations, one at a point in time and the other ratably over the expected term with the customer.

Revenue is recognized when all of the following criteria are met:

Identification of the contract, or contracts, with a customer- A contract with a customer to account for exists when (i) IDX enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and the parties are committed to perform, and (iii) IDX determines that collection of substantially all consideration to which it will be entitled in exchange for goods or services that will be transferred is probable based on the customer’s intent and ability to pay the promised consideration.

Identification of the performance obligations in the contract—Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from us, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, IDX applies judgment to determine whether promised goods or services are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised goods or services are accounted for as a combined performance obligation.

Determination of the transaction price—The transaction price is determined based on the consideration to which IDX will be entitled in exchange for transferring goods or services to the customer.

Allocation of the transaction price to the performance obligations in the contract—IDX allocates the transaction price to each performance obligation based on the amount of consideration expected to be received in exchange for transferring goods and services to the customer. IDX allocates the transaction price by using an estimated selling price for services provided to determine which portion of its contracts’ total transaction price should be recognized at a point-in-time and which portion should be recognized over-time. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation on a relative standalone selling price based on the observable selling price of products and services.

Recognition of revenue when, or as, IDX satisfies performance obligations—IDX satisfies performance obligations either over time or at a point in time as discussed in further detail below. Revenue is recognized at or over the time the related performance obligation is satisfied by transferring a promised good or service to a customer.

Significant Judgments

Significant judgments and estimates are required under Topic 606. Due to the complexity of certain contracts, the actual revenue recognition treatment required under Topic 606 for IDX’s arrangements may be dependent on contract-specific terms and may vary in some instances. IDX’s contracts with customers often include promises to transfer multiple services, including project management services, notification services, call center services, and identity protection services. Determining whether services are distinct performance obligations that should be accounted for separately requires significant judgment.

IDX is required to estimate the total consideration expected to be received from contracts with customers, including any variable consideration. Once the estimated transaction price is established, amounts are allocated to performance obligations on a relative SSP basis. IDX’s breach business derives revenue from two main performance obligations: (i) notification and (ii) combined call center and identity protection services, described further in Note 6 in IDX’s notes to the IDX Consolidated Financial Statements included in this quarterly report.

At contract inception, IDX assesses the products and services promised in the contract to identify each performance obligation and evaluate whether the performance obligations are capable of being distinct and are distinct within the context of the contract. Performance obligations that are not both capable of being distinct and distinct within the context of the contract are combined and treated as a single performance obligation in determining the allocation and recognition of revenue. Determining whether products and services are considered distinct performance obligations requires significant judgment. In determining whether products and services are considered distinct performance obligations, IDX assesses whether the customer can benefit from the products and services on their own or together with other readily available resources and whether our promise to transfer the product or service to the customer is separately identifiable from other promises in the contract.

Judgment is required to determine the SSP for each distinct performance obligation. IDX rarely sells its individual breach services on a standalone basis, and accordingly, IDX is required to estimate the range of SSPs for each performance obligation. In instances where the SSP is not directly observable because IDX does not sell the service separately, IDX reviews information that includes historical discounting practices, market conditions, cost-plus analysis, and other observable inputs to determine an appropriate SSP. IDX typically has more than one SSP for individual performance obligations due to the stratification of those items by classes of customers, size of breach, and other circumstances. In these instances, IDX may use other available information such as service inclusions or exclusions, customizations to notifications, or varying lengths of call center or identity protection services in determining the SSP.

If a group of agreements are so closely related to each other that they are, in effect, part of a single arrangement, such agreements are deemed to be one arrangement for revenue recognition purposes. IDX exercises judgment to evaluate the relevant facts and circumstances in determining whether the separate agreements should be accounted for separately or as, in substance, a single arrangement. IDX’s judgments about whether a group of contracts comprises a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of IDX’s operations for the periods involved.

Generally, IDX has not experienced significant returns or refunds to customers. IDX’s estimates related to revenue recognition may require significant judgment and the change in these estimates could have an effect on IDX’s results of operations during the periods involved.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on the IDX Consolidated Balance Sheets. IDX records a contract asset when revenue is recognized prior to invoicing and records a deferred revenue liability when revenue is expected to be recognized subsequent to invoicing. For IDX’s breach services agreements, customers are typically invoiced at the beginning of the arrangement for the entire contract. When the breach agreement includes variable components related to as-incurred identity protection services, customers are invoiced monthly for the duration of the enrollment or call center period. Large contracts are typically billed 50% upfront and due upon receipt with the remaining 50% invoiced subsequently with Net 30 terms.

Contract assets are presented as other receivables within the IDX Consolidated Balance Sheets and primarily relate to IDX’s rights to consideration for work completed but not billed on service contracts. Contract assets are transferred to receivables when IDX invoices the customer. Contract liabilities are presented as deferred revenue and relate to payments received for services that are yet to be recognized in revenue.

During the one month three day period ended August 3, 2022, IDX recognized $0.6 million of revenue that was included in deferred revenue at the end of the preceding year. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. IDX expects to recognize as revenue approximately 56% of its August 3, 2022, deferred revenue balance in the remaining quarters of 2022, 29% for the period January 1, 2023, to August 3, 2023, and the remainder thereafter.

In instances where the timing of revenue recognition differs from that of invoicing, IDX has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing IDX’s services, not to facilitate financing arrangements.

Government Contracts

IDX evaluates arrangements with governmental entities containing “fiscal funding” or “termination for convenience” provisions, when such provisions are required by law, to determine the probability of possible cancellation. IDX considers multiple factors, including the history with the customer in similar transactions and budgeting and approval processes undertaken by the governmental entity. If IDX determines upon execution of these arrangements that the likelihood of cancellation is remote, it then recognizes revenues for such arrangements once all relevant criteria have been met. If such a determination cannot be made, revenues are recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity for such arrangements.

Contract Costs

IDX capitalizes costs to obtain a contract or fulfill a contract. These costs are recorded as capitalized contract costs on the IDX Consolidated Balance Sheets. Costs to obtain a contract for a new customer are generally amortized on a straight-line basis over the estimated period of benefit. IDX determines the estimated period of benefit by taking into consideration the contractual term. IDX periodically reviews the carrying amount of the capitalized contract costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit. Amortization expense associated with costs to fulfill a contract is recorded to cost of services on the IDX Consolidated Statements of Income, and amortization expense associated with costs to obtain a contract (sales commissions) is recorded to sales and marketing expense.

All notification costs are being expensed as fulfillment costs and recognized at a point in time. Call center costs, also fulfillment costs, are being capitalized and amortized over time. Sales commissions, which are incremental costs to obtain contracts, are generally recognized ratably over the contractual period of the applicable agreement.

Income Taxes

IDX provides for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax effect of differences between recorded assets and liabilities and their respective tax basis along with operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the rate change becomes effective. IDX recognizes the effect of income tax positions only if those positions are more likely than not of being sustained in the event of a tax audit.

Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. IDX records interest related to unrecognized tax benefits in interest expense. IDX had accrued penalties and interest of $0.1 million and $0.1 million as of August 3, 2022, and December 31, 2021, respectively, and are discussed further in Note 11 Income Taxes in the notes to the IDX Consolidated Financial Statements included in this quarterly report.

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all the deferred tax assets will not be realized. IDX considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. IDX’s valuation allowance is based on available evidence, including its current year and prior year operating losses, evaluation of positive and negative evidence with respect to certain specific deferred tax assets including evaluating sources of future taxable income to support the realization of the deferred tax assets.

IDX’s income tax returns are generally subject to examination by taxing authorities for a period of three years from the date they are filed. Tax authorities may have the ability to review and adjust net operating loss or tax credit carryforwards that were generated prior to these periods if utilized in an open tax year. As of August 3, 2022, IDX’s income tax returns for the years ended December 31, 2019, through August 3, 2022, are subject to examination by the Internal Revenue Service and applicable state and local taxing authorities.

Quantitative and Qualitative Disclosures about Market Risk

IDX’s operations are in the United States, and it is exposed to market risk in the ordinary course of its business.

Interest Rate Risk

As of August 3, 2022, and December 31, 2021, IDX had no short or long-term investments.

Foreign Currency Exchange Risk

To date, all of IDX’s sales contracts have been denominated in U.S. dollars, and therefore its revenue is not subject to foreign currency risk. Operating expenses are incurred within the United States and are denominated in U.S. dollars.

Emerging Growth Company (EGC) Status

IDX is an emerging growth company (EGC), as defined in the JOBS Act. Under the JOBS Act, EGCs can delay adopting new or revised accounting standards applicable to public companies issued after the enactment of the JOBS Act until those standards apply to private companies. IDX has elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date IDX (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the IDX Consolidated Financial Statements may or may not be comparable to the financial statements of issuers who comply with new or revised accounting pronouncements as of public companies’ effective dates, which may make IDX’s common stock less attractive to investors.

Recent Accounting Pronouncements

See Notes 2w Standards Issued and Adopted and 2x. Standards Issued but Not Yet Effective to the IDX Interim Unaudited Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this quarterly report.

Liquidity and Capital Resources

Sources and Uses of Funds

As of August 3, 2022, IDX had $16.3 million of cash and cash equivalents. IDX believes that existing cash and cash equivalents will be sufficient to support working capital and capital expenditure requirements for at least the next twelve months. Since inception, IDX has financed operations primarily through credit facilities and positive cash flow related to its OPM Contract. Principal uses of cash are cost of services provided to its customers such as notification printing, credit report monitoring, and personnel related expenses. In August 2016, IDX and ITGS, Inc., as co-borrowers, entered into a credit facility with Comerica Bank (Lender) (the Comerica Credit Facility), which was amended and restated in December 2020 and further amended in July 2021. The current Comerica Credit Facility provides for a secured term loan facility in an aggregate principal amount of $10.0 million. IDX’s obligations under the Comerica Credit Facility are secured by substantially all its assets. As of August 3, 2022, there was $9.4 million in principal outstanding under the Comerica Credit Facility.

Interest on the Comerica Credit Facility is payable monthly and accrues at the prime referenced rate plus 1.5% per year, which was 6.25% as of August 3, 2022. The outstanding principal amount of the term loan is payable in thirty-six equal monthly installments beginning on July 1, 2022, and continuing through the maturity date in June 2025. IDX may prepay the term loan, in whole or in part, at any time, without penalty or premium. Any amounts, once repaid, may not be reborrowed.

The Comerica Credit Facility contains customary affirmative and negative covenants for this type of facility, including, among others, restrictions on dispositions, any change in control, mergers or consolidations, acquisitions, investments, incurrence of debt, granting of liens, payments of dividends or distributions and certain transactions with affiliates, in each case subject to certain exceptions. The Comerica Credit Facility also contains a minimum EBITDA financial covenant requiring that IDX generate minimum EBITDA of not less than $3.0 million during any trailing twelve-month period.

The events of default under the Comerica Credit Facility include, among others, subject to grace periods in certain instances, payment defaults, covenant defaults, bankruptcy and insolvency defaults, cross-defaults to other indebtedness, judgment defaults, a material adverse change default and a default in the event that the contract with the OPM Contract is canceled or terminated. Upon the occurrence and during the continuance of an event of default, Lender may declare all outstanding principal and accrued and unpaid interest under the credit facility immediately due and payable, increase the applicable interest rate by 5%, and may exercise other rights and remedies provided under the Comerica Credit Facility. IDX repaid and terminated the Comerica Credit Facility at the closing of the Business Combination.

From time to time, IDX may explore additional financing sources and means to lower its cost of capital, which could include equity, equity-linked and debt financing. IDX cannot assure you that any additional financing will be available to it on acceptable terms, or at all. If IDX raises additional funds by issuing equity or equity-linked securities, the ownership of the existing shareholders will be diluted. If IDX raises additional financing by the incurrence of indebtedness, IDX may be subject to increased fixed payment obligations and could be subject to additional restrictive covenants, such as limitations on its ability to incur additional debt, and other operating restrictions that could adversely impact IDX’s ability to conduct business. Any future indebtedness IDX incurs may result in terms that could be unfavorable to equity investors. There can be no assurances that IDX will be able to raise additional capital. The inability to raise capital would adversely affect IDX’s ability to achieve its business objectives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of October 31, 2022, we had $170.6 million of outstanding borrowings for our Convertible Notes and term loans. As part of the Business Combination completed on August 3, 2022, we obtained $150 million of Convertible Notes. The Convertible Notes have a fixed interest rate of 7.0%, if interest is paid in cash, or 8.75% if interest is paid in-kind. Of our notes outstanding after completion of the Business Combination, the Convertible Notes and InfoArmor note have fixed interest rates and the Stifel Bank note has a variable interest rate that would subject us to interest rate fluctuations

We do not believe a hypothetical 10% increase or decrease in interest rates would have had a material impact on our financial statements as it is only the Stifel Bank note that is subject to a variable interest rate.

Foreign Currency Risk

To date, the majority of our sales contracts have been denominated in U.S. dollars (USD) with a limited number of contracts denominated in foreign currencies. Revenue denominated in non-USD was approximately 3% for the Successor Period. Operating expenses within the United States are primarily denominated in US Dollars, while operating expenses incurred outside the United States are primarily denominated in each country’s respective local currency.

The functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into USD at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net in the Condensed Consolidated Statement of Comprehensive Loss. As the impact of foreign currency exchange rates has not been material to our operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

We do not believe a hypothetical 10% increase or decrease in foreign exchange rates would have had a material impact on our financial statements.

We are a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, and are not required to provide the information otherwise reported under this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial and accounting officer, respectively) have concluded that the Company's disclosure controls and procedures were not effective as of October 31, 2022, due to the material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control Over Financial Reporting

The Company identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness is as follows:

1.
The Company did not have an adequate amount of accounting and financial reporting personnel with requisite knowledge and experience in the application of US GAAP and SEC rules to facilitate accurate financial reporting.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

Management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weakness. Since February 1, 2022, management has made the following enhancements to our controls over financial reporting:

•
Added accounting personnel to the organization. The additional personnel are expected to provide oversight, structure, reporting lines, and additional review over our disclosures;
•
Engaged third party experts to assist in analyzing and concluding on complex accounting matters;
•
Implemented a new accounting general ledger system with enhanced system controls; and
•
Implemented new account reconciliation policies and practices to enhance completeness and effectiveness.

Our remediation activities are continuing. In addition to the above actions, we expect to engage in additional activities, including, but not limited to:

•
Continuing to hire accounting personnel until we have sufficient technical accounting resources and personnel to manage complex accounting and reporting topics and to institute effective segregation of duties within financial reporting;
•
Continuing to engage external consultants to provide support and to assist us in our evaluation of more complex applications of US GAAP and to assist us with documenting and assessing our accounting policies and procedures;
•
Designing and implementing controls in response to the risks of material misstatement to identify and evaluate changes in our business and the impact on our internal controls;
•
Designing and implementing formal processes, accounting policies, procedures, and controls supporting certain business processes and our financial close process, including creating standard balance sheet reconciliation templates, journal entry controls, and assessing the reliability of reports and spreadsheets used in internal controls;
•
Continuing to implement additional IT systems relevant to the preparation of our financial statements and controls over financial reporting; and
•
Designing and implementing IT general controls, including controls over change management and the review and update of user access controls.

While we have made progress, the material weakness will not be considered remediated until we complete the design and implementation of the enhanced controls, the controls operate for a sufficient period of time, and we has concluded, through testing, that these controls are effective. We believe that our remediation plan will be sufficient to remediate the identified material weakness and strengthen our internal control over financial reporting.

As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures or modifications to the remediation plan are necessary.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the period Successor Period, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A: Risk Factors

Our business is subject to numerous risks that you should carefully consider. These risks are more fully described in the section titled “Risk Factors” included in our final prospectus (the "Final Prospectus") filed with the Securities and Exchange Commission (the "SEC") pursuant to Rule 424(b) under the Securities Act of 1933 on October 7, 2022, in connection with our registration statement on Form S-1. A summary of these risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

•
Defects, errors, or vulnerabilities in our External Cybersecurity Platform, the failure of our External Cybersecurity Platform to block malware or prevent a security breach, misuse of our External Cybersecurity Platform, or risks of product liability claims would harm our reputation and adversely impact our business, operating results, and financial condition.
•
If our enterprise platform offerings do not interoperate with our customers’ network and security infrastructure, or with third-party products, websites or services, our results of operations may be harmed.
•
We may not timely and cost-effectively scale and adapt our existing technology to meet our customers’ performance and other requirements.
•
Our success depends, in part, on the integrity and scalability of our systems and infrastructure. System interruption and the lack of integration, redundancy and scalability in these systems and infrastructure may adversely affect our business, financial condition, and results of operations.
•
Our predecessor, ZeroFox, Inc., has a history of losses, and following the Business Combination, we may not be able to achieve or sustain profitability in the future.
•
If organizations do not adopt cloud, and/or SaaS-delivered external cybersecurity solutions that may be based on new and untested security concepts, our ability to grow our business and results of operations may be adversely affected.
•
We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition, and results of operations.
•
Adverse general and industry-specific economic and market conditions and reductions in customer spending, in either the private or public sector, including as a result of inflation and geopolitical uncertainty such as the ongoing conflict between Russia and Ukraine, may reduce demand for our External Cybersecurity Platform or products and solutions, which could harm our business, financial condition and results of operations.

•
The COVID-19 pandemic could adversely affect our business, operating results, and financial condition.
•
If we fail to adapt to rapid technological change, evolving industry standards and changing customer needs, requirements or preferences, our ability to remain competitive could be impaired.
•
One U.S. government customer has accounted and is expected to account for a substantial portion of our revenues. If our largest customer does not renew its contract with us (or renews at reduced spending levels), or if our relationship with our largest customer is impaired or terminated, our revenues would decline, and our business, financial condition, and results of operations would be adversely affected.
•
We may need to raise additional capital to maintain and expand our operations and invest in new solutions, which capital may not be available on terms acceptable to us, or at all, and which could reduce our ability to compete and could harm our business.
•
The integration of two companies with different organization and compensation structures presents significant management challenges. There can be no assurance that this integration, and the synergies expected to result from that integration, will be achieved as rapidly or to the extent currently anticipated.
•
Our issued and outstanding notes may impact our financial results, result in the dilution of our stockholders, create downward pressure on the price of our Common Stock, and restrict our ability to raise additional capital or take advantage of future opportunities.
•
We may not have the ability to raise the funds necessary to settle in cash conversions of our outstanding notes, repurchase the notes upon a fundamental change or repay the notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion, redemption or repurchase of the notes.
•
We will incur significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition and results of operations.
•
Sales of our Common Stock, or the perception of such sales, by us or the Selling Securityholders pursuant to the Final Prospectus in the public market or otherwise could cause the market price for our Common Stock to decline and certain Selling Securityholders still may realize significant profits.
•
There may not be an active trading market for our Common Stock, which may make it difficult to sell shares of our Common Stock.
•
We rely heavily on the services of our senior management team, and if we are not successful in attracting or retaining senior management personnel, we may not be able to successfully implement our business strategy.
•
Our management has limited experience in operating a public company.

There have been no material changes to the risk factors set forth in the Final Prospectus, which are incorporated herein by reference. However, the risk factors described in this report and in the Final Prospectus are not the only risks that we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any such risks materialize, it could have a material adverse effect on our business, financial condition, results of operations, and growth prospects and cause the trading price of our Common Stock to decline.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.01*	Sixth Amendment and Joinder to Loan and Security Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEROFOX HOLDINGS, INC.

Date: December 14, 2022	By:	/s/ James C. Foster
	Name:	James C. Foster
	Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: December 14, 2022	By:	/s/ Timothy S. Bender
	Name:	Timothy S. Bender
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)