Form 10-K
period 2023-01-31
ZeroFox Holdings, Inc.
filed 2023-03-30
CIK 1823575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39722

ZeroFox Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	98-1557361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1834 S. Charles Street Baltimore, Maryland	21230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 936-9369

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ZFOX	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50 per share	ZFOXW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A Ordinary Shares of L&F Acquisition Corp. (the former name of the Registrant) other than shares held by persons who may be deemed to be affiliates of the Registrant, computed by reference to the closing price of the Class A Ordinary Shares on June 30, 2022, as reported on the New York Stock Exchange American LLC, was approximately $19.6 million.

On August 3, 2022, the Registrant’s Common Stock and Public Warrants began trading on the Nasdaq Global Market and the Nasdaq Capital Market under the symbols “ZFOX” and “ZFOXW,” respectively.

The number of shares of Registrant’s Common Stock outstanding as of March 28, 2023, was 118,579,679.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the 2023 annual meeting of stockholders (the Proxy Statement) are incorporated herein by reference in Part III of this Annual Report on Form 10-K (the Annual Report). The Proxy Statement will be filed with the Securities and Exchange Commission (the SEC) within 120 days after the year ended January 31, 2023.

Explanatory Note

This Annual Report on Form 10-K of ZeroFox Holdings, Inc. (the Company) includes the consolidated financial statements of:

•
The Company as of January 31, 2023, and for the period August 4, 2022, to January 31, 2023;
•
The Company's predecessor, ZeroFox, Inc. (the Predecessor), as of January 31, 2022, for the period February 1, 2022, to August 3, 2022, and for the year ended January 31, 2022, presented within the financial statements of the Company as prior periods (see Note 2); and
•
The Company's other predecessor, ID Experts Holdings, Inc. (IDX), as of August 3, 2022, and December 31, 2021, for the period January 1, 2022, to August 3, 2022, and for the year ended December 31, 2021, presented as separate financial statements.

As of August 3, 2022, the Company merged with ZeroFox, Inc. and IDX (the Business Combination) at which time ZeroFox, Inc. and IDX became indirect, wholly-owned subsidiaries of the Company. The consolidated financial statements of the Company as of January 31, 2023, and for the period August 4, 2022, to January 31, 2023, include the financial results of both ZeroFox, Inc. and IDX for the same period. As the consolidated financial results of the Company as of January 31, 2023, and for the period August 4, 2022, to January 31, 2023, are presented alongside the financial results of its predecessor, ZeroFox, Inc., there is a lack of comparability between the periods presented. Therefore, the discussion of the Company’s results of operations, cash flows, and financial condition set forth in this report does not include a comparison of the Company's results with the prior period results of ZeroFox, Inc. Moreover, the financial statements for the Company’s predecessors are not necessarily indicative of the Company’s results of operations, cash flows, or financial position following the completion of the Business Combination.

The terms "ZeroFox", "the Company", "Successor", refer to ZeroFox Holdings, Inc. and its subsidiaries, including ZeroFox, Inc. and ID Experts Holdings, Inc. after the Closing Date. The term "the Successor Period" refers to the duration of time including the finalization of the Business Combination through the end of current reporting period i.e., August 3, 2022, to January 31, 2023. The term "Predecessor" refers to ZeroFox, Inc. and its subsidiaries prior to the Closing Date. The term "the Year to Date Predecessor Period" refers to the duration of time from the first day of the current fiscal year to just prior to the finalization of the Business Combination i.e., February 1, 2022, to August 3, 2022.

In the Company's Current Report on Form 8-K filed on August 9, 2022, the Company disclosed that it would file transition period financial statements for the Registrant due to the change in fiscal year of the Registrant from December 31 to January 31. The audited transition period financial statements as of and for the period January 1, 2023, to January 31, 2023 will be filed in a future registration statement.

i

Forward-Looking Statements

This Annual Report, including, without limitation, statements contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations of ZeroFox Holdings, Inc.” and Management’s Discussion and Analysis of Financial Condition and Results of Operations of ID Experts Holdings, Inc.” in Item 7 of Part II, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. The inclusion of any statement in this Annual Report does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material. These risks and uncertainties include, but are not limited to, the following:

•
our ability to recognize the anticipated benefits of the Business Combination;
•
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
•
our ability to introduce new products and solutions and features is dependent on adequate research and development resources and our ability to successfully complete acquisitions
•
our success depends, in part, on the integrity and scalability of our systems and infrastructure;
•
we rely on third-party cloud providers to host and operate the ZeroFox Platform, and any disruption of or interference with our use of these offerings may negatively affect our ability to maintain the performance and reliability of the ZeroFox Platform which could cause our business to suffer;
•
we rely on data, software and services from other parties;
•
we (including the Predecessor and the Successor) have a history of losses, and we may not be able to achieve or sustain profitability in the future;
•
if organizations do not adopt external cybersecurity solutions that may be based on new and untested security concepts, our ability to grow our business and our results of operations may be adversely affected;
•
we (including the Predecessor and the Successor) have experienced rapid growth in recent periods, and if we do not manage our future growth, our business and results of operations will be adversely affected;
•
we face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition, and results of operations;
•
competitive pricing pressure may reduce revenue, gross profits, and adversely affect our financial results;

•
adverse general and industry-specific economic and market conditions and reductions in customer spending, in either the private or public sector, including as a result of inflation and geopolitical uncertainty such as the ongoing conflict between Russia and Ukraine, may reduce demand for the ZeroFox Platform or products and solutions, which could harm our business, financial condition and results of operations;
•
we have identified material weaknesses in our internal control over financial reporting;
•
if we fail to adapt to rapid technological change, evolving industry standards and changing customer needs, requirements or preferences, our ability to remain competitive could be impaired;
•
the COVID-19 pandemic could adversely affect our business, operating results, and financial condition;
•
we rely heavily on the services of our senior management team;
•
one U.S. government customer accounts for a substantial portion of the Successor's revenue; and
•
a delay in the completion of the U.S. Government’s budget and appropriation process could delay procurement of solutions we provide and have an adverse effect on our future revenues.

Additional information concerning these, and other risks, is described in Part I, Item 1A, “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations of ZeroFox Holdings, Inc.” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of ID Experts Holdings, Inc.” in Part II, Item 7 of this Annual Report and in the “Risk Factors” discussion under Part I, Item 1A of this Annual Report. We expressly disclaim any obligation to update any of these forward-looking statements, except to the extent required by applicable law.

Part I

ITEM 1. BUSINESS

Unless the context otherwise requires, all references in this section to “we,” “us” and “our” generally refer to ZeroFox Holdings, Inc. following the consummation of the Business Combination.

Overview

ZeroFox is a leading provider of SaaS-based external cybersecurity solutions. External cybersecurity focuses on exposing, disrupting, and responding to threats outside the traditional corporate perimeter. These are threats targeting organizations’ growing public attack surface as well as broader external threats.

With digital transformation continuing to accelerate, the primary way that organizations interact and transact is now through digital channels and mediums. This has led to the proliferation of digital assets and data residing on external platforms that are outside the control of an organization. These external platforms include the surface web, deep and dark web, social media sites, collaboration platforms, code sharing sites, and mobile app stores (also referred to as "public attack service"). These external platforms are largely ungoverned, unmonitored, and unprotected by existing perimeter and internal security technologies. This public attack surface exposes organizations and their respective communities to threats to their organizations, brands, digital assets, and people. These threats include targeted phishing attacks, account takeovers, credential theft, data leakage, domain spoofing, and impersonations. The overall volume of external cyber threats targeting organizations in general continues to increase, driving a need for organizations to continuously monitor the external threat environment and incorporate threat intelligence into their security operations.

ZeroFox provides customers with an innovative, comprehensive, SaaS-based platform for external cybersecurity (our Platform) that protects organizations from threats outside the traditional corporate perimeter. Our Platform combines protection, intelligence, adversary disruption, and response services into an integrated solution.

Powered by patented technology and artificial intelligence innovations, our Platform collects and processes millions of pieces of content, rich media, posts, messages, global intelligence, and threat actor activity across the digital landscape, including social media sites, public, deep and dark web forums, mobile app stores, code repositories, representing thousands of digital platforms and discrete content sources. We apply advanced analytics to the data we collect and process to detect external threats to brands, people, systems, assets and data across a customer’s public attack surface. Our adversary disruption services allow organizations to disrupt and remediate these threats.

As a result of internal efforts and our August 2022 acquisition of IDX, we also offer comprehensive response services, including breach response, incident response, and intelligence and investigative services. Our data breach solutions include prevention, detection, forensic services, notification, and recovery assistance. We also offer membership subscriptions that include credit and non-credit monitoring, prevention tools, and unlimited recovery assistance.

Industry Background

The focus of the cybersecurity industry has traditionally been protecting internal assets that are owned and controlled by the organization. Owned assets include laptops, networks, systems, and cloud workloads. With digital transformation continuing to accelerate, the primary way that companies interact and transact is now through digital channels and mediums.

An increasingly large number of businesses, including those in industries that were slower to adopt digital technologies, have adopted social media, mobile applications, and cloud computing resulting in more critical digital assets now residing outside of traditional firewalls. These organizations now offer mobile and web applications as a key driver of their revenue production in order to make customer access easier, transactions smoother, and their services more engaging. These same organizations have aggressively embraced social media and digital channels to interact and transact with customers, vendors, and partners.

The dramatic shift to digital channels has created an enormous digital footprint on the “public” internet, expanding the attack surface to include all externally available digital platforms. These public platforms are largely ungoverned, unmonitored and unprotected by existing perimeter and internal security technologies.

Adversaries are increasingly targeting organizations’ public attack surface which is reflected in increased threats including targeted phishing attacks, account takeovers, credential theft, data leakage, domain spoofing, and impersonations. All of these threats pose significant risk to organizations, their brands, and their assets. The volume of external cyber threats targeting organizations continues to increase, driving a need for organizations to continuously monitor the external threat environment and to incorporate threat intelligence into their security operations.

Protecting the public attack surface and defending against external threats is challenging. Organizations have limited visibility into their public attack surface. Traditional internal cybersecurity controls, including endpoint and perimeter solutions, do not provide visibility into or protection of the public attack surface and provide a limited view of the external threat environment. Continuously monitoring and protecting the public attack surface is difficult given its size and dynamic, unstructured nature. Additionally, many organizations continue to struggle with a scarcity of in-house cybersecurity expertise and resources.

We believe that securing the public attack surface and protecting organizations from external threats requires a platform-based approach that combines protection, intelligence, adversary disruption, and comprehensive response capabilities, including investigative, incident response and breach response services into a single solution. An external cybersecurity platform needs to provide continuous visibility into an organization’s public attack surface and threat environment, continuous monitoring and protection, and the ability to take action to prevent attacks, limit exposure, remediate an incident, and disrupt an adversary. We believe protecting organizations from external threats, requires comprehensive response capabilities including investigative, incident response, and breach response services.

Our Solutions

We provide external cybersecurity solutions to customers around the world. Customers rely on us to address important cybersecurity problems and challenges that they face today and look for our guidance regarding the problems they will face tomorrow. Our Platform is a cloud-native enterprise software-as-a-service application focused on providing external cybersecurity teams with comprehensive solutions to address external cybersecurity threats and risks. Our Platform employs continuous digital identification and detection, comprehensive threat intelligence and persistent adversary disruption to support a wide variety of cybersecurity use cases that address pervasive business challenges. Our customers’ adoption of the ZeroFox Platform often begins with the purchase of one or two core components and grows over time. Our Platform currently provides key capabilities across four strategic platform pillars: ZeroFox Protection, ZeroFox Intelligence, ZeroFox Disruption, and ZeroFox Response.

ZeroFox Protection: Powered by proprietary artificial intelligence, ZeroFox Protection gives customers real-time asset and vulnerability awareness of their external-facing internet accessible digital footprint and enables organizations to configure protective capabilities to continuously protect their external assets.

ZeroFox Protection provides technical capabilities to execute continuous attack surface identification and detection, which empowers the customer to gain an up-to-date picture of its internet accessible digital footprint. The digital presence typically includes social media accounts, collaboration platform accounts, domains, and internet-facing infrastructure, such as port, data, content, and images.

•
Domains: continuous monitoring of newly registered or observed domains related to the customer's brands and continuous analysis of domains for malicious indicators is required to ensure capturing the domain when it is hosting malicious content, code, or payloads.
•
Digital Platform Accounts: a catalog of owned digital accounts for brands, executives, individuals, locations, and products to adequately secure assets.
•
Internet-accessible Infrastructure: ensures the mapping of the external internet facing infrastructure, externally-accessible networks and digital infrastructure components.
•
Public, Private, and Proprietary Data, Content, and Images: the collection and analysis of data, content, images, and other information anywhere sensitive public, private, and proprietary information may reside on the internet to secure the customer’s enterprise.

ZeroFox Protection’s digital risk protection capabilities cast a digital net around owned assets across the internet including digital representations for the customer’s brands, identities, systems, executives, accounts, domains, and mobile applications to secure their digital presence against targeted attacks, protect privacy, and decrease fraudulent activity across the internet.

ZeroFox Protection's capabilities include:

•
Brand Protection: the intelligent identification of threats to brands to decrease the reach and efficacy of attacks.
•
Domain Protection: the continuous scanning of the internet for malicious and infringing domains to decrease the risk of impersonating domains, phishing websites, and malicious URLs.
•
Social Media Protection: the continuous monitoring of regional and global social media sites to detect malicious content and fraudulent profiles.

•
Executive Protection: the enabling of comprehensive control and protection for an executive’s digital footprint to ensure it is free of impersonations, sensitive data leakage, and other cyber risks.
•
Location Protection: continuous monitoring of the external threat environment to detect potential threats to physical locations.
•
Dark Web Monitoring: continuous monitoring of the criminal underground and dark web to detect early warning signs of potential threats, compromised credentials for sale, and sensitive data leakage.

ZeroFox Intelligence: ZeroFox Intelligence provides customers with a broad array of global threat intelligence solutions that assist with predicting emerging new threat vectors. We provide threat intelligence solutions that enable customers to directly search across our data lake of global threat indicators, tactics, adversary intelligence, exploits, and vulnerabilities. Additionally, customers can request advanced cyber-criminal investigations or engagement, or customers can directly integrate data into their existing security tools to improve prevention, detection, investigations, and response efforts.

ZeroFox Intelligence's capabilities include:

•
Intelligence Search: direct access to the ZeroFox data lake to search in real-time strategic, operational, and tactical global threat intelligence.
•
Dark Ops Engagement: our multilingual research and intelligence team allows for embedded interaction across deep and dark web forums as a specialized capability that can be leveraged for advanced adversary investigation and disruption. This capability also allows us to use advanced tradecraft for human intelligence collection from hard-to-reach underground communities that then feeds into our Platform for additional context, analysis, and alerts.
•
Intelligence Feeds: aggregated data of intelligence collections across the internet to ingest relevant threats and indicators of compromise findings into a customer’s technology stack.
•
On-Demand Investigations: leverage ZeroFox’s intelligence team to conduct research and investigations targeted at specific organizational needs like persons of interest, executive threats, attack surface, and geopolitical incidents.
•
Dedicated Analysts: supplement internal security teams with a dedicated threat intelligence analyst.

ZeroFox Disruption: ZeroFox Disruption leverages our Platform to report, block, and take down an attack’s core components across the internet. Disrupting threats often takes a significant amount of time and cost to comprehensively identify and then remove from the internet. We support customers by decreasing this significant cost through automation and leveraging technology-enabled solutions to report, block, sinkhole, and take down the components of an attack across the internet. By working with our Global Disruption Network, we are able to block and redirect traffic from malicious and nefarious locations. Our disruption capabilities also provide the ability to remove personally identifiable information from numerous data broker sites to disrupt phishing, social engineering attacks, doxxing, swatting, and impersonation attacks.

ZeroFox Disruption's capabilities include:

•
Takedowns: a comprehensive, scalable, managed takedown service that removes offending or sensitive content on the customer’s behalf across social networks, mobile app stores, domains, data broker sites, and others with automated request submission.

•
Global Disruption Network: distribution of threat indicators to our network of partners, including leading network providers, internet service providers, hosting providers, cloud providers, and content distribution networks, to block internet traffic from navigating to malicious locations across the web.

ZeroFox Response: ZeroFox Response enables organizations to provide the required 24x7 level of support necessary to quickly respond to cyber incidents including external attacks, data loss or exfiltration, ransomware, and potential breaches. With the global increase in computer generated information and data that is stored in the cloud, nearly every organization is more vulnerable to some level of external cyber threats and risk. These threats and risks are often exploited by persistent, malicious actors and criminals around the world, resulting in breaches, other types of disruption, or compromise of varying intensity and scale.

ZeroFox Response includes incident response services as well as a comprehensive data breach notification and response solution as a managed service for the breached enterprise. Our breach response solution is designed to comply with federal and state privacy and data breach notification laws and regulations in order to reduce overall risks to the breached enterprise. ZeroFox Response enables our customers to reduce overall enterprise risk by responding to these situations responsibly, in a timely manner, and in compliance with regulatory requirements.

ZeroFox Response's capabilities includes:

•
Breach Notifications: in coordination with outside counsel and cyber insurers, our breach response service provides a dedicated project manager in order to ensure breach notification, information website, communications with the affected individuals, as well as enrollment in our SaaS solution that provides identity and privacy protection to the affected population.
•
Identity and Privacy Services: in addition to providing response services, regulated enterprises are often required to provide ongoing protection services to compromised individuals to address their risks of harm. Our platform provides software to detect and address these risks, combined with complementary concierge-style services.
•
Incident Response and Digital Forensics: leverage ZeroFox incident response experts to investigate and rapidly respond to security incidents.

Our Platform

The ZeroFox Platform is powered by patented artificial intelligence capabilities and is built on a modern, cloud-native technology architecture that supports our core capabilities and solutions. Our engineering teams, which are aligned by scrum development methodology, deploy code updates and improvements to our Platform on a continual delivery basis. Our customers and partners can easily use and implement integrations to our Platform with other vendors. This integrated ecosystem, which is built on top of our Platform APIs, enables us to extend an organization’s technology investment in ZeroFox, thereby maximizing our customers’ investments in other cybersecurity categories such as endpoint, network, identity, security event management, security orchestration and automation, and IT service management. Our App Library has hundreds of connected applications, or “apps”, that allow our customers to integrate our Platform into their operational and security processes. We also provide our Platform capabilities to customers via enterprise mobile apps available from the Google Play and Apple App Stores.

The ZeroFox Platform’s transparent, artificial-intelligence-powered, engine curates content and distills the most critical issues of open source intelligence. We also leverage our research analysts to provide context and review of additional platforms, forums, and marketplaces to create a complete view of the threat landscape. Our customers’ cybersecurity teams utilize this intelligence to make informed decisions regarding remediation actions.

The patented, artificial-intelligence-powered engines in the ZeroFox Platform enable automation and analysis-at-scale in several key areas. The ZeroFox Platform has implemented artificial intelligence capabilities in machine learning, natural language processing, computer vision, and deep learning. An example of our computer vision capabilities includes embedded image identification where we can train our algorithms to find images within images. This is particularly useful when looking for objects like company logos and credit cards. An additional example of our approach and implementation of advanced optical character recognition (OCR) enables us to extract characters and words regardless of language from images for further automated computer analysis. Our modular approach to artificial intelligence design and implementation has enabled us to use our components individually or in combination with each other to help address external cybersecurity challenges.

We employ a proprietary technology backend and have optimized our Platform to provide a customer-centric turnkey user experience from a customer’s initial onboarding and configuration to ongoing use, reporting, analytics, and maintenance. Our platform can be quickly configured, effectively optimizing our customer’s experience by minimizing their time-to-value and time to implement enhanced security controls.

Our around-the-clock OnWatch managed security team strives to become a natural extension of our customer’s security operations center. The ZeroFox Platform is coupled with internal runbook integrations and workflows that enable global reach, response, and capacity. OnWatch teams are deployed in locations around the world to provide customers a prompt operational experience regardless of the time of day or night.

We have extended the ZeroFox App Library to integrate our Platform with the essential vendors within an organization’s security and information technology tech stack. These integrations add value to our customers by providing enhanced visibility and threat intelligence context.

We expanded the capabilities of our Platform with the acquisition of IDX in August 2022. The integration of IDX’s breach response solutions to our Platform provides a holistic offering to meet the growing demand for identity monitoring and breach response services.

Growth Strategy

We deliver exceptional and innovative external cybersecurity solutions that prioritize customer satisfaction and business resiliency. Embracing these priorities, we are pursuing the following growth strategies:

•
Drive new customer acquisition. We believe that the market for external cybersecurity solutions is still emerging and that there is a significant opportunity to acquire new customers. We plan to drive new customer acquisition by continuing to expand our sales capacity, strengthening and expanding our channel partner relationships, and continuing to invest in marketing.

•
Increase adoption and platform usage by current customers. We believe we have significant opportunities to expand our relationships with existing customers, including identifying and pursuing cross-sell opportunities with IDX customers. We plan to grow our business with existing customers by having them expand the use of our Platform to protect more assets and by having them adopt additional platform modules and services to address additional external cybersecurity use cases and security pain points.
•
Continue to innovate, enhance and expand our Platform. We plan to continue to invest heavily in innovation to enhance and expand the capabilities of our Platform. We believe that expanding the capabilities of our Platform will further increase the value we provide to our customers and provide additional growth opportunities.
•
Expand high margin business. We intend to focus on and continue to grow our higher margin enterprise platform subscription business in industry verticals that are experiencing the highest rates of cyberattacks.
•
Expand relationships with partners. We also intend to continue to build our relationships with our channel partners, including Value-Added Resellers (VARs), Original Equipment Manufacturers (OEMs), distribution partners, cyber insurers, and breach response partners.
•
Expand our global footprint. We intend to continue to grow our international customer base by increasing our investments in our international go-to-market efforts, operations, partners, and delivery capabilities.
•
Expand our total addressable market through strategic acquisitions. We intend to complement our organic growth investments with strategic acquisitions in complementary technologies and markets to successfully execute on our long-term vision and platform strategy. We have proven our capability to identify, acquire, and integrate targets to expand our total addressable market, enhance our solution offering, and accelerate our growth.

Our Customers

As of January 31, 2023, we had over 2,100 customers, including over 1,200 subscription customers. We have key reference customers in many industry verticals including education, energy, entertainment, financial services, government healthcare, media, retail, services, and technology that we believe validate our solutions in the market. Our customers range from small and medium-sized organizations to Fortune 500 companies.

We have a single government customer that accounted for 47% of our revenue for the Successor Period. Excluding this customer, no single customer accounted for more than 3% percent of our revenue for the Successor Period.

Sales and Marketing

Our sales team is bifurcated into two sub-organizations: a new customer acquisition team and a customer success team. These teams are further structured into named-account sales teams that focus on targeted customer verticals, regions, and customer size. Most of our current business is in North America and as such, the team structure is proportionate in size and focus to the geographic distribution of our existing customer base. Members of the account management team are focused on creating successful customer outcomes, renewing customer subscriptions, and expanding platform adoption to drive customer upsell values.

In alignment with our corporate strategy, we are a channel-first organization. Our go-to-market strategy leverages our partner community to reach our desired customer cohorts. In North America, we generally rely on a single tier, value-added reseller and partner community. In other regions, we may employ a two-tiered approach by leveraging a network of distributors who then manage the various channel partners within desired territories or regions.

Our comprehensive marketing strategy focuses on an inbound marketing model designed to efficiently deliver high contact-to-opportunity conversion rates and pipeline velocity. We execute field, partner, and demand programs to drive ongoing engagement with prospects and leverage our sales development organization to mature those engagements into sales pipeline opportunities. Once prospects become customers, we continue engagement with solution-oriented content created by ZeroFox experts and executives through numerous collaboration channels designed to drive increased customer revenue and optimize our customers’ long-term value. Additionally, we conduct webinars and podcasts, participate in cybersecurity industry events, and utilize our product marketing team to drive market awareness through thought leadership. The sophistication and experience of the ZeroFox threat intelligence enables us to package our thought leadership into daily and weekly threat intelligence reports, quarterly threat landscape reports, and annual threat reports. Other tactics leveraged to maximize inbound traffic include paid media, content syndication, social media, outbound campaigns, public relations, and remarketing advertising. These tactics frequently rely on the ZeroFox website to drive awareness, education, and opportunity conversion on the ZeroFox Platform’s broad set of artificial intelligence capabilities. Furthermore, the website has been optimized to assist with lead conversion in mobile, tablet, and traditional desktop engagements. Marketing automation workflows continuously engage prospects throughout the buyers’ journey with thought leadership and solution-centric content to advance their understanding of our Platform's value proposition.

Our global field and partner marketing strategy is designed to maximize the leverage of partner ecosystems and build brand engagement at regional and territory levels to drive and accelerate pipeline growth. We have strong participation in many prominent cybersecurity conferences and trade shows across many global geographies to expand our brand reach. In alignment with our sales approach, we have a channel-first sales and marketing strategy. We utilize technology-enabled communication and collaboration with partners at all sales lifecycle stages, from demand generation through technical validation and close. We believe that we have a state-of-the-art partner portal that allows global partners to take advantage of all aspects of our marketing strategy and content. The content on the partner portal provides partners with accelerated readiness through rapid product innovations to drive demand within their customer base and ensures their sales and technical teams are familiar with the latest capabilities of our Platform.

Research and Development

We devote significant resources to improve and enhance our solutions and maintain the effectiveness of our Platform. We work closely with our customers to gain valuable insights into their threat environments and security management practices to assist in designing new solutions and features that extend the capabilities of our Platform. Our engineering staff monitors and tests our software on a regular basis. We maintain a continuous integration and continuous delivery release framework to update and enhance our Platform and its modular capabilities. We can seamlessly deploy real-time upgrades with no downtime by leveraging our on-demand platform model.

Competition

The market for external cybersecurity solutions is competitive and characterized by rapid changes in technology, customer requirements, industry standards, and by frequent new product and service offerings and improvements. We see competition from the following categories:

•
digital risk protection and threat intelligence providers such as Forta (through its acquisition of Phishlabs), Mimecast, Proofpoint, Recorded Future, Bolster, and Reliaquest (through its acquisition of Digital Shadows) who primarily focus on select niche sub-sector categories within security;
•
broad infrastructure security vendors such as CrowdStrike, Fortinet, Palo Alto Networks, and Rapid7, through its acquisition of IntSights, who are supplementing their traditional endpoint or network security solutions with threat intelligence solutions;
•
broad technology providers, such as Google and Microsoft that continue to invest in adding cybersecurity capabilities to their offerings;
•
data breach response services providers, such as Experian, Kroll, and Transunion, that have dedicated units focused on data breach response service offerings;
•
identity and privacy identity protection providers such as NortonLifeLock, Experian, and Transunion who are focusing on driving consumer awareness and adoption of credit-related protection services; and
•
managed security service and system integrator solution providers such as Secureworks (formerly Dell Secureworks), IBM, and Accenture who are using people to augment their combined technology offerings.

We believe that our external cybersecurity solutions offer advantages as compared to products offered by our competitors based on the following factors:

•
ability of our Platform to address the entire external cybersecurity lifecycle with protection, intelligence, adversary disruption, and response associated with cyberattacks and incursions;
•
ability of our artificial-intelligence powered platform and human threat intelligence team to acquire global data sets at scale on behalf of our customers;
•
ability of our Platform and related service capabilities to assist our customers from the discovery of a potential cyber breach through notification and protection of the enterprise by ensuring compliance with federal and state privacy and breach response laws and regulations, as well as the risks of harm to those individuals impacted by the breach and compromise of personal information;
•
ability of our Platform to leverage artificial intelligence to analyze data efficiently and effectively at scale to help customers achieve a wide variety of security protections;
•
ability of our Platform’s App Library integrations to drive enhanced value to customers through partner technology workflow automation and enhanced data contextualization;
•
ability of our Platform to drive in-platform policy orchestration enabling customers to automate ZeroFox-centric workflows; and
•
ability of our Platform to provide full adversary kill chain disruption capabilities by automating the process for removal of malicious or infringing content and providing the ability to coordinate and/or integrate with several partners to disrupt cyberattacks.

Intellectual Property

The intellectual property rights we hold are a foundational asset in our portfolio and are core to our long-term strategy to create stockholder value. We rely on intellectual property protection under law (patents, trademarks, copyrights, and trade secrets) and leverage our rights through various agreements, including license agreements, confidentiality and non-disclosure agreements, employee non-disclosure, and assignment of inventions agreements. We believe all these intellectual property rights enable us to be a leading provider of innovative, cloud-based external cybersecurity solutions. We attract both customers and employee talent from our market leadership position in innovation.

From inception, we anchored our business’ value proposition to the rapid creation of intellectual property; today this objective remains central to our Platform, capabilities, technology, and go-to-market strategy. Since then, we have ambitiously expanded our intellectual property portfolio by creating new inventions, tradecraft, and proprietary know-how stemming from our operational experience and research and development efforts.

•
ZeroFox has 31 issued patents, 26 of which are in the U.S., and 6 pending patent applications; these include intellectual property relating to attack surface identification, threat intelligence and digital risk protection. The active patents are expected to expire between 2029 and 2041. In addition, ZeroFox owns dozens of trademark registrations throughout the world and numerous registered domain names for websites that we use in our business, such as www.zerofox.com.
•
Identify Theft Guard Solutions, Inc. (“ITGS”), has 3 issued patents and 2 pending patent applications in the U.S., covering IP in breach response and privacy protection. The active patents are expected to expire between 2031 and 2039. ITGS also has 10 registered trademarks and 1 pending trademark registrations in the U.S. and multiple registered domain names.

We will continue to invest in the innovation and development of our intellectual property portfolio through business acquisitions, technology alliance and strategic licensing relationships, and ongoing research and development. Our intellectual property rights will be at risk because invalidation, circumvention and third-party intellectual property claims, and litigation remain possible. In addition, our industry is competitive so the intellectual property created by our competitors could limit the adoption of our technologies and products.

We believe competitors may try to develop products that are similar to ours and that they may infringe our intellectual property rights. Competitors or other third parties may also claim that our Platform and other solutions infringe their intellectual property rights. Third parties may in the future assert claims of infringement, misappropriation, and other violations of intellectual property rights against us or our customers, with whom our agreements may obligate us to indemnify against these claims.

Despite our best efforts to protect and aggressively expand our intellectual property rights, there is always the potential that they may not be respected in the future or may be invalidated, circumvented, or challenged. The cybersecurity industry is characterized by the existence of a large and expanding number of patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights. We believe our approach to constantly invest in intellectual property is a meaningful component of our corporate strategy to mitigate intellectual property risk and liability. As an organization, we may elect to protect our intellectual property rights and challenge our competitor’s infringing use of such rights. Successful claims of infringement by a third party could prevent us from offering certain products or features, require us to develop alternate, non-infringing technology, which could require time and during which we could be unable to continue to offer our affected products or solutions, require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay damages, royalties, or other fees.

For additional information, see the section titled “Risk Factors-Risks Related to Legal and Regulatory Matters.”

Backlog

We enter into both single and multi-year subscription contracts for our solutions. We generally invoice the entire amount at contract signing prior to commencement of the subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our consolidated financial statements, and are considered backlog. As of January 31, 2023, we had $54.0 million in total deferred revenue, which excluded backlog of approximately $61.5 million. Of this amount, approximately $54.2 million is expected to be billed in fiscal year 2024. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as new and renewing contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance.

Human Capital

As of January 31, 2023, we employed 721 employees and 18 contractors. Our workforce is geographically distributed across the United States and various other locations around the world. None of our current employees are represented by a labor union and we have not experienced work stoppages. We consider our employee relations to be in good standing and we invest in them. We value our employees as a meaningful asset to our Company.

Attracting, Retaining, and Developing Talent

Our people team designs and implements key initiatives and employs business-driven human resources programs to recruit, hire, empower, develop, assess, and retain industry talent. First, we aim to build an effective team by leveraging our global footprint to find the right people, in the right geographies and place them into the right roles. Next, we empower employees to take ownership in their work while providing them with the tools, resources, and time to do their jobs well. We invest in our staff, offering coaching, training, and other support to develop short- and long-term skills and provide them with opportunities for career growth. Our semi-annual performance management cycle, which is purposefully decoupled from compensation discussions to encourage non-biased dialogue, encompasses both look back and look ahead elements to celebrate success, make improvements, and develop competencies to address future business needs.

Diversity and Inclusion

Our corporate culture is built on the goal of creating a diverse and inclusive environment where employees’ unique opinions and feedback are respected, desired, and acted upon. As a team, employees constantly collaborate and work together to set policy, communicate openly, and drive an environment of transparency. For example, we frequently have global town hall meetings where the agenda is set by employees, hosted by employees that volunteer to emcee each event, and where multiple regions and business units are always recognizing their achievements and successes.

Each global town hall has a segment referred to as "Fellow Foxes", where employees have the opportunity to thank and recognize their peers anonymously or openly in front of the entire company. It is not uncommon to see dozens of Fellow Foxes recognized in a single town hall; Fellow Foxes love to work hard and recognize their teammates.

The Fellow Foxes practice is an example of the framework and value system that has been built to recognize and reward employees based upon meritocracy. We believe that most talent not only wants to be listened to but also challenged and rewarded where they can rise to their full potential and deliver their top performance in a healthy, fun work environment. Our workforce’s ability to execute relentlessly in pursuit of company objectives is both a primary differentiator and a critical component contributing to our success.

To ensure that we retain a highly capable workforce that represents a variety of diverse backgrounds and complies with contractual obligations and local compliance regulations, we regularly benchmark our program against industry standards, diversity objectives, and key employee drivers.

Employee Health & Safety / COVID-19

We are committed to protecting the physical well-being of our employees, families, and customers. To address the evolving complexities introduced by COVID-19, we have and will continue to take multiple steps to promote safety, realign workforce planning strategy, and support employee needs while continuing to drive customer satisfaction. We regularly review and update our health and safety plan based on guidelines, rules and capabilities issued by local, regional, and countrywide healthcare organizations. At present, a large majority of employees work from home. In select geographies some employees can optionally work out of a local office in a hybrid environment, and there is another group of employees that work primarily in the office. As the world reopens and employees potentially transition back toward an office setting, our offices have reopened with modified configurations based on requirements and recommendations from local, state, national government, and health institutions. Concurrently, we have used a phased approach that entails re-classifying ongoing work locations across all roles and implementing a flexible hybrid work model where appropriate.

While onsite, we have protocols in place to help keep employees, customers, and other visitors safe. We exercise an abundance of caution where safety is concerned and are ultimately prepared, resourced and equipped to exceed customer expectations, whether working onsite or remote.

Government Regulation

As a provider of external cybersecurity solutions, our business is potentially subject to a variety of domestic and international laws and regulations relating to the collection, use, retention, protection, transfer, and processing of business data, personal data, and other sensitive information. Certain aspects of our offerings may involve access to and use of personally identifiable information and other sensitive data. The nature of cybersecurity product, identity offerings and related services requires the collection of various types of data. In the operation of our business, we may collect the types of data covered by these laws and regulations including personally identifiable information, information about an individual’s health and financial information about individuals. To the extent we are in possession of such data and these various laws and regulations are determined to apply to us, this could require us to adopt additional operational, technological and security measures to protect and manage such information which could increase our costs of operations. Our failure to comply with such laws and regulations could also result in monetary fines and reputational damage which would have a negative impact on our business. These laws and regulations include, but are not limited to, GDPR, CCPA, CPRA, the Electronic Communication Privacy Act (“ECPA”), Computer Fraud and Abuse Act (“CFAA”), the Gramm-Leach-Bliley Act (“GBLA”), and the HIPAA/HITECH Act. In addition to these, other laws and regulations relating to cloud computing, cross-border data transfer restrictions, data collection and data localization may apply to our business as we expand outside of the U.S. market.

Our business is also subject to laws relating to import and export control such as U.S. export licensing requirements, trade and economic sanctions administered by the U.S. Office of Foreign Assets Control and anti-bribery laws such as the FCPA and the U.K. Anti-Bribery Act.

We believe that we are in material compliance with the laws and regulations that are applicable to us.

Many of these laws and regulations, such as those related to data protection and privacy, are frequently being revised and new laws in different jurisdictions are being adopted. Therefore, we must continually evolve our business practices to satisfy these regulatory obligations. We have policies and procedures that we rely on to satisfy these requirements and are transparent with our customers regarding our business practices, product features and types of data that are collected when a customer uses our security solutions. In addition to the existing regulatory framework applicable to our business, some governments are considering whether to take a more active role in regulating the cybersecurity industry and, in the U.S., there are efforts to have the federal government regulate digital platform companies. New regulations in these two areas could impact our go-to-market model. Therefore, we keep abreast of these potential changes and how they may impact our business.

See the section titled “Risk Factors” for additional information about the laws and regulations we are subject to and the risks of our business associated with such laws and regulations.

Corporate Information

ZeroFox Holdings, Inc. is a holding company incorporated in the state of Delaware. ZeroFox Holdings, Inc. was formerly known as L&F Acquisition Corp. (L&F) and was a blank check, Cayman Islands exempted company, incorporated on August 20, 2020. The Company conducts its business through its wholly-owned, consolidated subsidiaries, primarily ZeroFox, Inc. and Identity Theft Guard Solutions, Inc.

On August 3, 2022, L&F, ZeroFox, Inc., and ID Experts Holdings, Inc. (IDX), consummated the Business Combination as contemplated by the Business Combination Agreement, dated as of December 17, 2021. In connection with the finalization of the Business Combination, L&F changed its name to ZeroFox Holdings, Inc. and changed its jurisdiction of incorporation from the Cayman Islands to the state of Delaware and changed its fiscal year end to January 31.

Our principal executive offices are located at 1834 S. Charles Street, Baltimore, Maryland 21230, and our telephone number is (855) 936-9369. Our website is www.zerofox.com. The information found on, or that can be accessed from or that is hyperlinked to, our website is not part of Annual Report on Form 10-K.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports are filed with the SEC pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934 (the Exchange Act). Such reports and other information filed or furnished by us with the SEC are available free of charge on our website at https://ir.zerofox.com/ as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. The SEC maintains a website that contains the materials we file with or furnish to the SEC at www.sec.gov.

Investors and other interested parties should note that we use our media and investor relations website and our social media channels to publish important information about us, including information that may be deemed material to investors. We encourage investors and other interested parties to review the information we may publish through our media and investor relations website and the social media channels listed on our media and investor relations website, in addition to our SEC filings, press releases, conference calls and webcasts.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. Before making an investment decision, you should consider carefully the risks and uncertainties described below. Our business, operating results, financial condition and prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition and prospects could be adversely affected. In that event, the market price of our Common Stock and Warrants could decline, and you could lose part or all of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed. These risks include the following:

•
Defects, errors, or vulnerabilities in our Platform, the failure of our Platform to block malware or prevent a security breach, misuse of our Platform, or risks of product liability claims would harm our reputation and adversely impact our business, operating results, and financial condition.
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
•
We (including the Predecessor and the Successor) have a history of losses and we may not be able to achieve or sustain profitability in the future.
•
If organizations do not adopt external cybersecurity solutions that may be based on new and untested security concepts, our ability to grow our business and results of operations may be adversely affected.
•
We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition, and results of operations.
•
Adverse general and industry-specific economic and market conditions and reductions in customer spending, in either the private or public sector, including as a result of geopolitical uncertainty such as the ongoing conflict between Russia and Ukraine, may reduce demand for our Platform or products and solutions, which could harm our business, financial condition and results of operations.
•
We have identified material weaknesses in our internal control over financial reporting which could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
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
•
One U.S. government customer accounts for a substantial portion of the Successor's revenue. If our largest customer does not renew its contract with us (or renews at reduced spending levels), or if our relationship with our largest customer is impaired or terminated, our revenue would decline, and our business, financial condition, and results of operations would be adversely affected.
•
A delay in the completion of the U.S. Government’s budget and appropriation process could delay procurement of solutions we provide and have an adverse effect on our future revenues.
•
Our issued and outstanding notes may impact our financial results, result in the dilution of our stockholders, create downward pressure on the price of our Common Stock, and restrict our ability to raise additional capital or take advantage of future opportunities.
•
We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash, repurchase the Convertible Notes upon a fundamental change or repay the Convertible Notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion, redemption or repurchase of the Convertible Notes.
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
•
Our management has limited experience in operating a public company.

Risks Related to Our Technology, Products and Solutions

Defects, errors, or vulnerabilities in our Platform, the failure of our Platform to block malware or prevent a security breach, misuse of our Platform, or risks of product liability claims would harm our reputation and adversely impact our business, operating results, and financial condition.

Our platform is multi-faceted and may be deployed with material defects, software “bugs” or errors that are not detected until after commercial release and deployment to our customers. Our platform provides our customers with the ability to customize a multitude of settings and it is possible that a customer could misconfigure our Platform or otherwise fail to configure our products in an optimal manner. Such defects and misconfigurations of our Platform could cause our Platform to operate at suboptimal efficacy and increase the risk of cyberattacks on our customers. In addition, because the techniques used by computer hackers to access or sabotage target computing environments change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that we do not anticipate and that our Platform is unable to detect or prevent.

As a well-known provider of external cybersecurity products and solutions, we may in the future be specifically targeted by bad actors for attacks intended to circumvent our security capabilities or to exploit our Platform as an entry point into customers’ endpoints, networks, or systems. The risk of cybersecurity attacks related to political and economic conditions, war, and terrorism may increase, including from retaliatory cybersecurity attacks as a result of Russia’s invasion of Ukraine and related political, economic and counter-responses. In addition, defects or errors in our Platform could result in a failure to effectively alert customers of potential threats. Our data centers and platform may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently reduce the efficacy of our solutions and expose our customers to cyber threats. Any of these situations could result in negative publicity to us, damage our reputation, and increase expenses and customer relations issues, which would adversely impact our business, financial condition, and operating results.

Advances in computer capabilities, discoveries of new weaknesses and other developments with software generally used by the internet community may increase the risk we will suffer a security breach. Furthermore, our Platform may fail to detect malware, ransomware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our Platform to reflect industry trends, new technologies and new operating environments, the complexity of the environment of our customers and the sophistication of malware, viruses and other threats. We or our service providers may also suffer security breaches or unauthorized access to personal information, financial account information, and other confidential information due to employee error, rogue employee activity, or unauthorized access by third parties either by mistake or acting with malicious intent. If we experience any breaches of security measures or sabotage or otherwise suffer unauthorized use or disclosure of, or access to, personal information, financial account information or other confidential information, we might be required to expend significant capital and resources to address these problems. We may not be able to remedy any problems caused by hackers or other similar actors in a timely manner, or at all. Any real or perceived defects, errors or vulnerabilities in our Platform, or any other failure of our Platform to detect an advanced threat, could result in:

•
a loss of existing or potential customers;
•
delayed or lost revenue and adverse impacts to our business, financial condition, and operating results;
•
a delay in attaining, or the failure to attain, market acceptance;
•
the expenditure of significant financial and research and development resources in efforts to analyze, correct, eliminate, or work around errors or defects, and address and eliminate vulnerabilities;
•
an increase in resources devoted to customer service and support, which could adversely affect our gross margin;
•
harm to our reputation or brand; and
•
claims and litigation, regulatory inquiries, investigations, enforcement actions, and other claims and liabilities, all of which may be costly and burdensome and further harm our reputation.

If a high-profile cybersecurity incident occurs with respect to another SaaS provider, customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones. In the last few years there have been many successful advanced external cybersecurity incidents that have damaged several prominent companies in spite of strong information security measures. We expect that the risks associated with cybersecurity incidents and the costs of preventing such external cybersecurity attacks will continue to increase in the future.

We cannot assure you that any limitation of liability provisions in our customer agreements, contracts with third-party vendors and service providers, or other contracts would be enforceable or adequate or would otherwise protect us from any liabilities or damages with respect to any particular claim relating to a breach of contract, security breach or other security-related matter as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the U.S. or other countries.

While we maintain insurance policies that may cover certain liabilities in connection with a cybersecurity incident, we cannot be certain that our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations and reputation. Even claims that ultimately are unsuccessful could result in our expenditure of significant funds in litigation, divert management’s time and other resources, and harm our reputation.

If our enterprise platform offerings do not interoperate with our customers’ network and security infrastructure, or with third-party products, websites or services, our results of operations may be harmed.

Our enterprise product offerings must interoperate with our customers’ existing network and security infrastructure. These complex systems are developed, delivered, and maintained by the customer, their employees and a myriad of vendors and service providers. As a result, the components of our customers’ infrastructure have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of products and may be highly customized. Our platform must be able to interoperate with highly complex and customized networks, which requires careful planning and execution between our customers, our customer support teams and our channel partners. Further, when our customers add new or updated elements to their infrastructure, when new usage trends emerge (such as remote work during the COVID-19 pandemic), or new industry standards or protocols are introduced, we may have to update or enhance our Platform and our other solutions to allow us to continue to provide service to customers. Our competitors or other vendors may refuse to work with us to allow their products to interoperate with our solutions, which could make it difficult for our Platform to function properly in customer networks that include these third-party products.

We may not deliver or maintain interoperability quickly, cost-effectively, or at all. These efforts require capital investment and engineering resources. If we fail to maintain compatibility of our Platform and solutions with our customers’ network and security infrastructures, our customers may not be able to fully utilize our products and solutions, and we may, among other consequences, lose or fail to increase our market share and experience reduced demand for our services, which would materially harm our business, operating results, and financial condition.

We may not timely and cost-effectively scale and adapt our existing technology to meet our customers’ performance and other requirements.

Our future growth is dependent upon our ability to continue to meet the needs of new customers and the expanding needs of our existing customers as their use of our products and solutions grow. As our customers gain more experience with our products and solutions, the amount of data transferred, processed and stored by us, the number of locations where our Platform and services are being accessed, have in the past, and may in the future, expand rapidly. In order to meet the performance and other requirements of our customers, we intend to continue to make material investments to increase capacity and to develop and implement new technologies in our service and cloud infrastructure operations. These technologies, which include databases, applications and server optimizations, network and hosting strategies, and automation, are often advanced, complex, new and untested. We may not be successful in developing or implementing these technologies. In addition, it takes a significant amount of time to plan, develop and test improvements to our technologies and infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. To the extent that we do not effectively scale our operations to meet the needs of our growing customer base and to maintain performance as our customers expand their use of our products and solutions, we may not be able to grow as quickly as we anticipate, our customers may reduce or cancel use of our solutions and we may be unable to compete as effectively, and our business and results of operations may be harmed.

Our success depends, in part, on the integrity and scalability of our systems and infrastructure. System interruption and the lack of integration, redundancy, and scalability in these systems and infrastructure may adversely affect our business, financial condition, and results of operations.

Our success depends, in part, on our ability to maintain the integrity of our systems and infrastructure, including websites and related systems. System interruption and a lack of integration and redundancy in our information systems and infrastructure may adversely affect our ability to operate our Platform, respond to customer inquiries, and generally maintain cost-efficient operations. We may experience occasional system interruptions that make some or all systems or data unavailable or prevent us from efficiently providing access to our Platform.

Our ability to introduce new products and solutions and features is dependent on adequate research and development resources and our ability to successfully complete acquisitions. If we do not adequately fund our research and development efforts or complete acquisitions successfully, we may not be able to compete effectively and our business, financial condition, and results of operations may be harmed.

To remain competitive, we must continue to offer new products and solutions and enhancements to our existing platform. This is particularly true as we further expand and diversify our capabilities. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. We may also choose to expand into a certain market or strategy via an acquisition for which we could potentially pay too much or fail to successfully integrate into our operations.

Further, many of our competitors expend a considerably greater amount of funds on their respective research and development programs, and those that do not may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would give an advantage to such competitors and our business, financial condition, and results of operations could be adversely affected. Moreover, there is no assurance that our research and development or acquisition efforts will successfully anticipate market needs and result in significant new marketable solutions or enhancements to our existing platform and solutions, design improvements, cost savings, revenue, or other expected benefits. If we are unable to generate an adequate return on such investments, we may not be able to compete effectively and our business, financial condition, and results of operations may be materially and adversely affected.

We rely on third-party cloud providers to host and operate our Platform, and any disruption of or interference with our use of these facilities or technologies may negatively affect our ability to maintain the performance and reliability of our Platform which could cause our business to suffer.

Our customers depend on the continuous availability of our Platform. We currently host our Platform and serve our customers using a mix of third-party cloud providers. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. We have experienced and expect that in the future we may experience interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints.

The following factors, many of which are beyond our control, can affect the delivery, platform availability, and the performance of our products:

•
the development and maintenance of the infrastructure of the internet;
•
the performance and availability of third-party providers of cloud infrastructure services, with the necessary speed, data capacity and security for providing reliable internet access and services;
•
decisions by the owners and operators of service providers where our cloud infrastructure is deployed to terminate our contracts, discontinue services to us, shut down operations or facilities, increase prices, change service levels, limit bandwidth, declare bankruptcy or prioritize the traffic of other parties;
•
physical or electronic break-ins, acts of war or terrorism, human error or interference (including by disgruntled employees, former employees or contractors) and other catastrophic events;
•
external cyberattacks, including denial of service attacks, targeted at us or the infrastructure of the internet;
•
failure by us to maintain and update our cloud infrastructure to meet our data capacity requirements;
•
errors, defects or performance problems in our software, including third-party software incorporated in our software;

•
improper deployment or configuration of our solutions;
•
the failure of our redundancy systems, in the event of a service disruption at one of our data centers, to provide failover to other data centers in our data center network;
•
the failure of our disaster recovery and business continuity arrangements; and
•
availability to acquire and source data.

The adverse effects of any service interruptions on our reputation, results of operations, and financial condition may be disproportionately heightened due to the nature of our business and the fact that our customers have a low tolerance for interruptions of any duration. Interruptions or failures in our service delivery could result in a cyberattack or other security threat to our customers during such periods of interruption or failure. Additionally, interruptions or failures in our service could cause customers to terminate their subscriptions with us, adversely affect our renewal rates, and harm our ability to attract new customers. Our business would also be harmed if our customers believe that a cloud-based SaaS-delivered security solution is unreliable. We have experienced, and may in the future experience, service interruptions and other performance problems due to a variety of factors. The occurrence of any of these factors, or if we are unable to rapidly and cost-effectively fix such errors or other problems that may be identified, could damage our reputation, negatively affect our relationship with our customers or otherwise harm our business, results of operations, and financial condition.

In addition, because of the importance of cloud services to our business and our cloud providers’ positions in the cloud-based server industry, any renegotiation or renewal of our agreements may be on terms that are significantly less favorable to us than our current agreements. If our cloud-based server costs were to increase, our business, results of operations, and financial condition may be adversely affected. Although we expect that we could receive similar services from other cloud providers, if any of our arrangements with our cloud providers are terminated, we could experience interruptions on our Platform and in our ability to make our products and solutions available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services. Ongoing improvements to cloud infrastructure may be more expensive than we anticipate and may not yield the expected savings in operating costs or the expected performance benefits. In addition, we may be required to re-invest any cost savings achieved from prior cloud infrastructure improvements in future infrastructure projects to maintain the levels of service required by our customers. We may not be able to maintain or achieve cost savings from our investments, which could harm our financial results.

We rely on data, software and services from other parties. Defects in or the loss of access to software or services from third parties could increase our costs and adversely affect the quality of our solutions.

We rely on third-party computer systems, broadband and other communications systems and service and data providers to provide customers with access to our Platform. Any interruptions, outages or delays in our systems, infrastructure or business, or the systems, infrastructure, or business of such third parties, or deterioration in the performance of these systems and infrastructure, could impair our ability to provide access to our Platform. Our business would be disrupted if any of the third-party software, data or services we utilize, particularly with respect to third-party software, data or services embedded in our solutions, or functional equivalents thereof, were unavailable due to extended outages or interruptions or because they are no longer available on commercially reasonable terms or prices or at all.

In each case, we would be required to either seek licenses to software, data or services from other parties and redesign our solutions to function with such other parties’ software, data or services or develop these components ourselves, which would result in increased costs and could result in delays in our solution and solution package launches and the release of new solution and solution package offerings until equivalent technology can be identified, licensed or developed, and integrated into our solutions. Furthermore, we might be forced to limit the features available in our current or future solutions. If these delays and feature limitations occur, our business, results of operations and financial condition could be adversely affected.

Risk Factors Related to our Business and Industry

ZeroFox (including the Predecessor and the Successor) has a history of losses and we may not be able to achieve or sustain profitability in the future.

The Predecessor incurred net losses in all periods since its inception, including net losses of $38.4 million, $22.7 million and $22.7 million for fiscal 2022, 2021 and 2020, respectively. The Successor experienced a net loss of $720.6 million in the Successor Period. As of January 31, 2023, ZeroFox had an accumulated deficit of $754.7 million. Following the Business Combination, we cannot predict when or whether we will reach or maintain profitability. We also expect that our operating expenses will increase over our historical expenses in the future as we continue to invest for future growth, including expanding our research and development activities to enhance our Platform, expanding our sales and marketing activities and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our revenue or improvements in our operating results. In addition to the anticipated costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public operating company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability.

If we are not able to maintain and enhance our brand and our reputation as a provider of external cybersecurity products and solutions, our business and results of operations may be adversely affected.

We believe that maintaining and enhancing our brand and our reputation as a provider of external cybersecurity products and solutions is critical to our relationship with existing customers, channel partners, and technology alliance partners and our ability to attract new customers and partners. The successful promotion of our brand will depend on a number of factors, including our marketing efforts, our ability to continue to develop additional features for our Platform and our ability to successfully differentiate our Platform from competitive cloud-based or legacy security solutions. Although we believe it is important for our growth, our brand promotion activities may not be successful or yield increased revenue.

In addition, independent industry or financial analysts and research firms often test our products and solutions and provide reviews of our Platform, as well as the products of our competitors, and the perception of our Platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products, our brand may be adversely affected. Our products and solutions may fail to detect or prevent threats in any particular test for a number of reasons that may or may not be related to the efficacy of our products and solutions in real world environments. To the extent potential customers, industry analysts or testing firms believe that the occurrence of a failure to detect or prevent any particular threat is a flaw or indicates that our products and solutions or services do not provide significant value, we may lose customers, and our reputation, financial condition and business would be harmed. Additionally, the performance of our channel partners and technology alliance partners may affect our brand and reputation if customers do not have a positive experience with these partners. In addition, we have in the past worked, and continue to work, with high profile customers as well as assist in analyzing and remediating high profile cyberattacks. Our work with such customers has exposed us to publicity and media coverage. Negative publicity about us, including about our management, the efficacy and reliability of our Platform, our product offerings, our professional services, and the customers we work with, even if inaccurate, could adversely affect our reputation and brand.

If organizations do not adopt external cybersecurity solutions that may be based on new and untested security concepts, our ability to grow our business and results of operations may be adversely affected.

Our future success depends on the growth in the market for cloud and/or SaaS-delivered external cybersecurity products and solutions. The use of SaaS products and solutions to manage and automate security and IT operations is rapidly evolving. As such, it is difficult to predict our potential growth, customer adoption and retention rates, customer demand for our products and solutions, or the success of existing or future competitive products. Any expansion in our market depends on several factors, including the cost, performance and perceived value associated with our products and solutions and those of our competitors. If our solutions do not achieve widespread adoption or there is a reduction in demand for our products and solutions due to a lack of customer acceptance, technological challenges, competing products, privacy or other liability concerns, decreases in corporate spending, weakening economic conditions, or otherwise, it could adversely affect our business, results of operations and financial results, resulting in early terminations, reduced customer retention rates, or decreased sales. We do not know whether the trend in adoption of cloud-enabled and/or SaaS-delivered cybersecurity solutions that we have experienced in the past will continue in the future. Furthermore, if we or other SaaS security providers experience security incidents, loss or disclosure of customer data, disruptions in delivery, or other problems, the market for SaaS solutions as a whole, including our security solutions, could be negatively affected.

Historically, information sharing related to cybersecurity has been a very well accepted concept from a theoretical perspective but very difficult to implement in practice. Companies are generally reluctant to share their sensitive cyber information with other entities, despite knowing the advantages of doing so. Misperceptions may exist, however, about what information gets shared, with whom that information is shared, and the jurisdictions (including foreign countries) of the companies with which the information gets shared. Further, concerns of existing or potential customers may exist related to the ability to completely remove any indicia of the source company, general market rejection of information sharing, or specific market skepticism of our approach, which may further add to a lack of customer acceptance.

In addition to the potential concerns related to sharing sensitive information in a system consisting of commercial or potentially competitive entities, additional concerns can arise when governments become involved as participants in the collective defense ecosystem. From a commercial perspective, companies frequently view information sharing on platforms with governments that are also customers as risky, based on perceptions that the governments might use such shared information to take action against the companies or to otherwise utilize it in a way that will expose such companies to liability. Such perceptions could lead commercial entities to stop sharing, not procure our services in the first place, or terminate their relationship with us altogether. Similarly, governments (as customers) may be unable to properly process such data or utilize it in a meaningful way, or share useful information back into our solutions. Any of these concerns could lead to reduced sales or contribute to a lack of customer acceptance. In addition, the mere involvement of one or more government entities as customers may harm our reputation with certain companies.

We (including the Predecessor and the Successor) have experienced rapid growth in recent periods, and if we do not manage our future growth, our business and results of operations will be adversely affected.

ZeroFox experienced rapid revenue growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. For example, ZeroFox’s actual employee headcount grew from 158 employees as of January 31, 2019 to 721 employees as of January 31, 2023. Additionally, ZeroFox's revenue grew from $8.9 million in fiscal 2019 to $117.6 million in fiscal 2023. Although ZeroFox experienced rapid growth historically, we may not sustain these growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in evolving industries, including market acceptance of our Platform, adding new customers, intense competition, and our ability to manage our costs and operating expenses. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:

•
effectively attract, integrate, and retain a large number of new employees, particularly members of our sales and marketing and research and development teams;
•
further improve our Platform and cloud infrastructure to support our business needs;
•
enhance our information and communication systems to ensure that our employees and offices around the world are well-coordinated and can effectively communicate with each other and our growing base of channel partners and customers; and
•
improve our financial, management, and compliance systems and controls.

If we fail to achieve these objectives effectively, our ability to manage our expected growth, ensure uninterrupted operation of our Platform and key business systems, and comply with the rules and regulations applicable to our business could be impaired. Additionally, the quality of our Platform and services could suffer and we may not be able to adequately address competitive challenges. Any of the foregoing could adversely affect our business, results of operations, and financial condition.

We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition, and results of operations.

The market for security solutions is intensely competitive, fragmented, and characterized by rapid changes in technology, customer requirements and industry standards, increasingly sophisticated attackers, and by frequent introductions of new or improved products to combat security threats. We expect to continue to face intense competition from current competitors, as well as from new entrants into the market given the relatively low barriers to entry in the industry. If we are unable to anticipate or react to these challenges, our competitive position could weaken, and we could experience a decline in revenue or reduced revenue growth, and loss of market share that would adversely affect our business, financial condition, and results of operations. Our ability to compete effectively depends upon numerous factors, many of which are beyond our control, including, but not limited to:

•
product capabilities, including the performance and reliability of our Platform — including our services and features, compared to those of our competitors;
•
our ability, and the ability of our competitors, to improve existing products, services, and features, or to develop new ones to address evolving customer needs;
•
our ability to attract, retain, and motivate talented employees;
•
our ability to establish and maintain relationships with channel partners;
•
our ability to acquire services from third parties at competitive prices;
•
the strength of our sales and marketing efforts; and
•
acquisitions or consolidation within our industry, which may result in more formidable competitors.

Our competitors include the following, by general category:

•
digital risk protection, such as Proofpoint, Rapid7 and Forta;
•
threat intelligence providers, such as Mandiant and Recorded Future; and
•
breach response providers, such as Experian, Transunion, and Kroll.

Many of these competitors have greater financial, technical, marketing, sales, and other resources, greater name recognition, longer operating histories, and a larger base of customers than we do. They may be able to devote greater resources to the development, promotion, and sale of services than we can, and they may offer lower pricing than we do. Further, they may have greater resources for research and development of new technologies, the provision of customer support, and the pursuit of acquisitions, or they may have other financial, technical, or other resource advantages. Our larger competitors have substantially broader and more diverse product and service offerings as well as routes to market, which allows them to leverage their relationships based on other products and to incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our Platform. Conditions in our market could change rapidly and significantly because of technological advancements, partnering or acquisitions by our competitors or continuing market consolidation. Some of our competitors have recently made acquisitions of businesses or have established cooperative relationships that may allow them to offer more directly competitive and comprehensive solutions than were previously offered and adapt more quickly to new technologies and customer needs. As a result of such acquisitions or arrangements, our current or potential competitors may be able to devote greater resources to bring these solutions and services to market, initiate or withstand substantial price competition or develop and expand their product and service offerings more quickly than we do. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses and loss of market share. Further, many competitors that specialize in providing protection from a single type of security threat may be able to deliver these targeted security products to the market quicker than we can or convince organizations that these limited products meet their needs. Even if there is significant demand for cloud-based security solutions like ours, if our competitors include functionality that is, or is perceived to be, equivalent to or better than ours in legacy products that are already generally accepted as necessary components of an organization’s security architecture, we may have difficulty increasing the market penetration of our Platform. Furthermore, even if the functionality offered by other security providers is different and more limited than the functionality of our Platform, organizations may elect to accept such limited functionality in lieu of adding products from additional vendors like us.

For all of these reasons, competition may negatively impact our ability to maintain and grow consumption of our Platform and solutions or put downward pressure on our prices and gross margins, any of which could materially harm our reputation, business, financial condition, and results of operations.

Competitive pricing pressure may reduce revenue, gross profits, and adversely affect our financial results.

If we are unable to maintain our pricing due to competitive pressures or other factors, our revenue and margins may be reduced and our revenue and gross profits, business, results of operations and financial condition may be adversely affected. The prices for our Platform, products and solutions, and professional services may decline for a variety of reasons, including competitive pricing pressures, discounts, anticipation of the introduction of new solutions by competitors, or promotional programs offered by us or our competitors. Competition continues to increase in the market segments in which we operate, and we expect competition to further increase in the future. Larger competitors with more diverse product and service offerings may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions in an effort to leverage their existing market share to make it harder for newer companies, like us, to effectively compete.

Adverse general and industry-specific economic and market conditions and reductions in customer spending, in either the private or public sector, including as a result of geopolitical uncertainty such as the ongoing conflict between Russia and Ukraine, may reduce demand for our Platform or products and solutions, which could harm our business, financial condition and results of operations.

Our business, financial condition, and results of operations depend on the overall demand for our Platform and products and solutions. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from the COVID-19 pandemic, changes in gross domestic product growth, financial and credit market fluctuations, energy costs, international trade relations, geopolitical issues, such as the conflict between Russia and Ukraine, or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad, which in turn could result in reductions in information technology, software, and security spending by our existing and prospective customers. Negative economic conditions in both the public and private sectors, including macroeconomic, political and market conditions, government shutdowns or reduction in government spending, the availability of short-term and long-term funding and capital, the level and volatility of interest rates, currency exchange rates, and inflation, may cause customers to reduce their spending. Prolonged economic slowdowns may result in customers delaying or canceling projects, choosing to focus on in-house development efforts or seeking to lower their costs by requesting us to renegotiate existing contracts on less advantageous terms or defaulting on payments due on existing contracts or not renewing at the end of the contract term.

We employ multiple and evolving pricing models, which subject us to various pricing challenges that could make it difficult for us to derive value from our customers and may adversely affect our business, financial condition, and results of operations.

We employ multiple and evolving pricing models for our offerings. Our pricing models may ultimately result in a higher total cost to our customers generally as data volumes increase over time, or may cause our customers to limit or decrease usage in order to stay within the limits of their existing licenses or lower their costs, making it more difficult for us to compete in our markets or negatively impacting our business, financial condition, and results of operations. As the amount of data within our customers’ organizations grows, we face downward pressure from our customers regarding our pricing, which could adversely affect our revenue and operating margins. In addition, our pricing models may allow competitors with different pricing models to attract customers unfamiliar or uncomfortable with our pricing models, which would cause us to lose business or modify our pricing models, both of which could adversely affect our revenue and operating margins. We have introduced and expect to continue to introduce variations to our pricing models, including but not limited to usage-based, tiered pricing based on number of users, flat upfront fee, fixed price, level of effort, cost plus fee, utility-based pricing and other pricing programs. We also must determine the appropriate price to enable us to compete effectively internationally. Although we believe that these pricing models and variations to these models will drive net new customers, and increase customer adoption, it is possible that they will not and may potentially cause customers to decline to purchase or renew contracts with us or confuse customers and reduce their lifetime value, which could negatively impact our business, financial condition, and results of operations.

If we fail to adapt to rapid technological change, evolving industry standards and changing customer needs, requirements or preferences, our ability to remain competitive could be impaired.

The market for our Platform and solutions is characterized by rapid technological change, evolving industry standards and changing regulations, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to anticipate, adapt and respond effectively to these changes on a timely and cost-effective basis. In addition, as our customers’ data infrastructure needs grow more complex, we expect them to face new and increasing challenges. Our customers require that our Platform and products and solutions effectively identify and respond to these challenges without disrupting the performance of our customers’ information technology and data systems or interrupting their operations. As a result, we must continually modify and improve our offerings in response to changes in our customers’ data infrastructures and operational needs or end-user preferences. The success of any enhancement to our existing offerings or the deployment of new offerings depends on several factors, including the timely completion and market acceptance of our enhancements or new offerings. Any enhancement to our existing offerings or new offerings that we develop and introduce involves significant commitment of time and resources and is subject to a number of risks and challenges, including, but not limited to:

•
ensuring the timely release of new solutions (including products and professional services) and enhancements to our existing solutions;
•
adapting to emerging and evolving industry standards, technological developments by our competitors and customers and changing regulatory requirements;

•
interoperating effectively with existing or newly-introduced technologies, systems or applications of our existing and prospective customers;
•
resolving defects, errors or failures in our Platform or solutions;
•
extending our solutions to new and evolving operating systems and hardware products; and
•
managing new solutions, product suites and service strategies for the markets in which we operate.

If we are not successful in managing these risks and challenges, or if our Platform or products and solutions (including any upgrades thereto) are not technologically competitive or do not achieve market acceptance, our business, financial condition, and results of operations could be adversely affected.

If we are unable to maintain successful relationships with our channel partners, or if our channel partners fail to perform, our ability to market, sell and distribute our Platform will be limited, and our business, financial position and results of operations will be harmed.

In addition to our direct sales force, we rely on our channel partners to sell our Platform. A substantial amount of sales of our Platform flows through our channel partners and we expect this to continue for the foreseeable future. ZeroFox derived approximately 16% of its revenue for the Successor Period from subscriptions through channel partners. The loss of a substantial number of our channel partners or the failure to recruit additional channel partners, could adversely affect our operating results. Our ability to increase revenue will depend in part on our success in maintaining successful relationships with our channel partners and in training our channel partners to independently sell and deploy our Platform. If we fail to effectively manage our existing sales channels, or if our channel partners are unsuccessful in fulfilling the orders for our solutions, or if we are unable to enter into arrangements with, and retain a sufficient number of, high quality channel partners in each of the regions in which we sell products and solutions and keep them motivated to sell our products and solutions, our ability to sell our products and solutions and results of operations will be harmed.

We target enterprise customers and government organizations, and sales to these customers involve risks that may not be present or that are present to a lesser extent with sales to smaller entities.

We have a sales team that targets enterprise customers and government organizations. These sales involve risks that may not be present or that are present to a lesser extent with sales to smaller entities, such as longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing sales. For example, enterprise customers may require considerable time to evaluate and test our products and solutions and those of our competitors prior to making a purchase decision and placing an order. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our products and solutions, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval and/or competitive bidding processes. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly from customer to customer, with sales to enterprise customers and government organizations typically taking longer to complete. Moreover, enterprise customers often begin to deploy our products and solutions on a limited basis, but nevertheless demand configuration, integration services and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our products and solutions widely enough across their organization to justify our substantial upfront investment. Further, a significant percentage of our enterprise sales are to customers in the financial services sector. An economic slowdown in that sector could adversely impact our sales.

Our success and ability to grow our business depend on retaining and expanding our customer base. If we fail to add new customers or retain existing customers, our business, financial condition, and results of operations could be harmed.

We may enter into subscription agreements for our Platform and solutions where customers have discretion to renew or terminate services at the end of the term, or stand-alone agreements for the provision of specified software or services. For us to improve our operating results, it is important that we add new customers and that our existing customers renew their subscriptions and upgrade and expand their subscribed services. Our customers have no obligation to renew their subscriptions, to upgrade or expand their subscribed services, or to continue their relationship with us once a stand-alone engagement ends. Our customers’ renewal, upgrade and expansion rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our offerings, our pricing, the effects of general economic conditions, competitive offerings, or alterations or reductions in our customers’ spending levels. If we are unable to add new customers or if our existing customers do not renew their subscriptions when the term expires or do not upgrade and expand the subscribed services or if customers renew on terms less favorable to us, or do not otherwise continue to use our Platform and solutions for subsequent engagements, our revenue may decline and our business, financial condition, and results of operations could be harmed.

Our customers may merge with other entities who purchase solutions and services from our competitors, and, during weak economic times, there is an increased risk that one or more of our customers will file for bankruptcy protection, either of which may harm our business, financial condition, and results of operations. We also face risks from international customers that file for bankruptcy protection in foreign jurisdictions, particularly given that the application of foreign bankruptcy laws may be more difficult to predict. In addition, we may determine that the cost of pursuing any claim may outweigh the recovery potential of such claim. As a result, broadening or protracted extension of an economic downturn could harm our business, financial condition, and results of operations.

We provide service level commitments under some of our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service and our business could suffer.

Certain of our customer agreements contain service level commitments, which contain specifications regarding the availability and performance of our Platform. Any failure of or disruption to our infrastructure could impact the performance of our Platform and the availability of products and services to customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our Platform, we may be contractually obligated to provide affected customers with service credits for future subscriptions, refunds, and in certain cases, the right to cancel their subscription. Our revenue, other results of operations and financial condition could be harmed if we suffer performance issues or downtime that exceeds the service level commitments under our agreements with our customers.

The COVID-19 pandemic could adversely affect our business, operating results, and financial condition.

We could be negatively impacted by the COVID-19 pandemic, the widespread outbreak of another illness or communicable disease, a natural disaster, or any other public health crisis. At its height, the COVID-19 pandemic had a significant negative effect on the global economy, supply chains and labor force participation, and created significant volatility in financial markets. Although the effects of the pandemic during fiscal year 2023 were not as significant as prior years, new variants continued to cause waves of COVID-19 cases around the globe, disrupting operations and contributing to the lengthening of the sales cycle for some prospective customers and delays in the delivery of professional services and trainings to our customers. The extent of the future impact of the COVID-19 pandemic or other outbreaks of communicable diseases on our business, operating results, cash flows, and financial condition, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration, spread and severity of the pandemic, the evolution of the virus and the effects of mutations in its genetic code, country and state restrictions regarding virus containment, the availability and effectiveness of vaccines and treatment options, accessibility to our delivery and operations locations, our continued utilization of remote work environments in response to future health and safety restrictions, our clients’ acceptance of remote work environments, and the effect on our clients’ businesses and the demand for their products and services, all of which are highly uncertain and cannot be accurately predicted.

We do not yet know the full extent of potential impacts on our business, operations or on the global economy, particularly if the COVID-19 pandemic continues and persists for an extended period. The impacts and potential impacts of the COVID-19 pandemic on our business operations include:

•
our customer prospects and our existing customers may experience slowdowns in their businesses, which in turn may result in reduced demand for our Platform, change in budget priorities, lengthening of sales cycles, loss of customers, and difficulties in collections;
•
while our offices have reopened in accordance with local ordinances, a substantial number of our employees continue to work from home and a substantial number may continue to do so for the foreseeable future, which may result in decreased employee productivity and morale with increased unwanted employee attrition;
•
we continue to incur fixed costs, particularly for real estate, and are deriving reduced or no benefit from those costs;
•
we may continue to experience disruptions to our growth planning, such as for facilities and international expansion;
•
we anticipate incurring costs in returning to work from our facilities, including changes to the workplace, such as space planning, food service, and amenities;
•
we may be subject to legal liability for safe workplace claims;
•
our critical vendors could go out of business;
•
we may continue to experience limited or reduced participation at our in-person marketing events, including conferences and other related activities, that help us generate new business; and
•
we may experience unwanted attrition, retention challenges or greater competition for recruiting.

Any of the foregoing could adversely affect our business, financial condition, and operating results.

The extent to which the COVID-19 pandemic may continue to affect our business will depend on continued developments, which are uncertain and cannot be predicted. Even after the COVID-19 pandemic has subsided, we may continue to suffer an adverse effect to our business due to its global economic effect, including any economic recessions. In addition, a recurrence of COVID-19 cases or an emergence of additional variants or strains could cause other widespread or more severe impacts depending on where infection rates are highest.

Our business will be subject to the risks of natural catastrophic events and to interruption by man-made problems such as power disruptions or terrorism.

A significant natural disaster, such as an earthquake, a fire, a flood, or significant power outage could have a material adverse impact on our business, results of operations and financial condition. Natural disasters could affect our personnel, supply chain, or logistics providers’ ability to provide materials and perform services. In addition, climate change could result in an increase in the frequency or severity of natural disasters. In the event that our infrastructure, or the information technology systems, supply chain or logistics of our service providers, is hindered by any of the events discussed above, the results could be missed financial targets, such as revenue, for a particular quarter. Likewise, we could be subject to other man-made problems, including but not limited to power disruptions and terrorist acts.

We rely heavily on the services of our senior management team, and if we are not successful in attracting or retaining senior management personnel, we may not be able to successfully implement our business strategy.

Our future success is substantially dependent on our ability to attract, retain, and motivate our key employees and the members of our management team. In particular, we are highly dependent on the services of James C. Foster, our chief executive officer, who is critical to our future vision and strategic direction. We also rely on our leadership team in the areas of operations, security, analytics, engineering, product management, research and development, marketing, sales, partnerships, mergers and acquisitions, support, and general and administrative functions. Although we entered into employment agreements with our key personnel, our senior management is employed on an “at-will” basis, which means they may terminate their employment with us at any time. If one or more of our key employees resigns or otherwise ceases to provide us with their service, our business could be harmed.

We rely on the performance of highly skilled personnel, including senior engineering, professional services, sales and technology professionals, and our ability to increase our customer base depends to a significant extent on our ability to expand our sales and marketing operations.

We believe our success has depended, and continues to depend, on the efforts and talents of our highly skilled team members, including our sales personnel, professional services personnel, and software engineers. We do not maintain key person insurance on any of our employees. Our key employees are employed on an “at-will” basis, which means that they could terminate their employment with us at any time. The loss of any of our key employees could adversely affect our ability to execute our business plan, and we may not be able to find adequate replacements. We cannot ensure that we will be able to retain the services of our key employees.

If we do not effectively expand and train our sales force, we may be unable to add new customers or increase sales to our existing customers, and our business will be adversely affected.

We depend on our sales force to obtain new customers and increase sales with existing customers. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of sales personnel, and our third-party channel partner network of resellers, both domestically and internationally. We have expanded our sales organization in recent periods and expect to continue to add additional sales capabilities in the near term. Significant competition exists for sales personnel with the skills and technical knowledge that we require. New hires require significant training and may take significant time before they achieve full productivity, and this delay may be accentuated by our long sales cycles. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, a significant percentage of our sales force is new to our Company and selling our solutions, and therefore this team may be less effective than our more seasoned sales personnel. Furthermore, hiring sales personnel in new countries, or expanding our existing presence, requires upfront and ongoing expenditures that we may not recover if the sales personnel fail to achieve full productivity. We cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business and results of operations will be adversely affected. All of these efforts will require us to invest significant financial and other resources and our business will be harmed if our efforts do not generate a correspondingly significant increase in revenue.

Our ability to maintain customer satisfaction depends in part on the quality of our customer support.

Once our Platform and solutions are purchased, our customers depend on our maintenance and support teams to resolve technical and operational issues relating to our Platform and solutions. Our ability to provide effective customer maintenance and support is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers with our Platform and products and solutions such as ours and maintaining the same. The number of our customers has grown significantly and that has and will continue to put additional pressure on our support teams. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We may be subject to disruptions in customer support as well as failures to provide adequate support for reasons that are outside of our direct control.

We also may be unable to modify the future, scope and delivery of our maintenance services and technical support to compete with changes in the technical services provided by our competitors. Increased customer demand for maintenance and support services, without corresponding revenue, could increase costs and negatively affect our operating results. In addition, if we experience increased customer demand for support and maintenance, we may face increased costs that may harm our business, financial condition, or results of operations. Further, as we continue to grow our operations and support our global customer base, we need to be able to continue to provide efficient support and effective maintenance that meet our customers’ needs globally at scale. Customers receive additional maintenance and support features, and the number of our customers has grown significantly, which will put additional pressure on our organization. If we are unable to provide efficient customer maintenance and support globally at scale or if we need to hire additional maintenance and support personnel, our business may be harmed. Our ability to attract new customers is highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality maintenance and support services or a market perception that we do not maintain high-quality maintenance and support services for our customers would harm our business.

If we cannot maintain our company culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success and our business may be harmed.

We believe that our corporate culture has been a contributor to our success, which we believe promotes innovation, teamwork, passion and focus on building and marketing our products and solutions. Any integration challenges or any failure to preserve our culture could harm our future success, including our ability to retain and recruit personnel, innovate and operate effectively and execute on our business strategy. As we grow, we may find it difficult to maintain our corporate culture. Additionally, our productivity and the quality of our products and solutions may be adversely affected if we do not integrate and train our new employees quickly and effectively. If we experience any of these effects in connection with future growth, it could impair our ability to attract new customers, retain existing customers and expand their use of our products and solutions, all of which would adversely affect our business, financial condition and results of operations.

We recognize revenue from subscription to our Platform over the term of the subscription. Consequently, increases or decreases in new sales may not be immediately reflected in our results of operations.

We generally recognize revenue from customers ratably over the terms of their subscription, which is generally one to three years. As a result, a substantial portion of the revenue we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, any increase or decline in new sales or renewals in any one period will not be immediately reflected in our revenue for that period. Any such change, however, would affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. We may also be unable to timely reduce our cost structure in line with a significant deterioration in sales or renewals that would adversely affect our results of operations and financial condition.

Our operating results may fluctuate significantly which could make our future results difficult to predict and could cause our operating results to fall below expectations.

Our operating results may vary significantly in the future, particularly considering the number of enterprise customer contracts and the cyclical nature of our government sales generation, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our operating results may fluctuate as a result of a variety of factors, many of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuations in operating results may negatively impact the value of our securities. Factors that may cause fluctuations in our quarterly operating results include, without limitation:

•
our ability to generate significant revenue from new offerings and cross-selling current offerings;
•
our ability to expand our number of customers and sales;
•
our ability to hire and retain employees, in particular those responsible for our sales and marketing;
•
changes in the way we organize and compensate our sales teams;
•
the timing of expenses and recognition of revenue;
•
the timing and length of our sales cycles;
•
increased sales to large organizations;
•
the amount and timing of operating expenses related to the maintenance and expansion of our business and operations, as well as international expansion;
•
the timing and effectiveness of new sales and marketing initiatives;
•
changes in our pricing policies or those of our competitors;
•
the timing and success of new platforms, applications, features, and functionality by us or our competitors;
•
changes in the competitive dynamics of our industry, including consolidation among competitors;
•
changes in laws and regulations that impact our business;
•
the timing of expenses related to any future acquisitions, including our ability to successfully integrate, and fully realize the expected benefits of, completed acquisitions;
•
health epidemics or pandemics, such as the COVID-19 pandemic;
•
civil unrest and geopolitical instability, including as a result of the ongoing conflict between Russia and Ukraine; and
•
general political, economic, and market conditions.

Our long-term success depends, in part, on our ability to expand the sale of our Platform to customers located outside of the U.S., and our current, and any further, expansion of our international operations exposes us to risks that could have a material adverse effect on our business, operating results, and financial condition.

We are generating a portion of our revenue outside of the U.S., and conduct our business activities in various foreign countries, including some emerging markets, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets and where business practices may create internal control risks. There are certain risks inherent in conducting international business, including:

•
fluctuations in foreign currency exchange rates, which could add volatility to our operating results;
•
new, or changes in, regulatory requirements;
•
uncertainty regarding regulation, currency, tax, and operations resulting from the United Kingdom’s, or the U.K., exit from the European Union, or the E.U., and possible disruptions in trade, the sale of our services and commerce, and movement of our people between the U.K., E.U., and other locations;
•
tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;
•
costs and liabilities related to compliance with foreign privacy, data protection and information security laws and regulations, including the General Data Protection Regulation of the European Union, or the GDPR, and the risks and costs of noncompliance;
•
costs of localizing products and services;
•
the lack of acceptance of localized products and services;
•
the need to make significant investments in people, solutions and infrastructure, typically well in advance of revenue generation;
•
challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
•
difficulties in maintaining our corporate culture with a dispersed and distant workforce;
•
treatment of revenue from international sources, evolving domestic and international tax environments, and other potential tax issues, including with respect to our corporate operating structure and intercompany arrangements;
•
different standards for or weaker protection of our intellectual property, including increased risk of theft of our proprietary technology and other intellectual property;
•
economic weakness or currency-related crises;
•
compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, antitrust, data transfer, storage and protection, and industry-specific laws and regulations, including rules related to compliance by our third-party resellers and our ability to identify and respond timely to compliance issues when they occur, and regulations applicable to us and our third-party data providers from whom we purchase and resell data;

•
vetting and monitoring our third-party resellers in new and evolving markets to confirm they maintain standards consistent with our brand and reputation;
•
generally longer payment cycles and greater difficulty in collecting accounts receivable;
•
our ability to adapt to sales practices and customer requirements in different cultures;
•
the lack of reference customers and other marketing assets in regional markets that are new or developing for us, as well as other adaptations in our market generation efforts that we may be slow to identify and implement;
•
dependence on certain third parties, including resellers with whom we do not have extensive experience;
•
natural disasters, acts of war, terrorism, or pandemics, including the ongoing COVID-19 pandemic;
•
corporate espionage; and
•
political instability and security risks in the countries where we are doing business and changes in the public perception of governments in the countries where we operate or plan to operate.

We might undertake corporate operating restructurings that involve our group of foreign country subsidiaries through which we do business abroad. We consider various factors in evaluating these restructurings, including the alignment of our corporate legal entity structure with our organizational structure and our objectives, the operational and tax efficiency of our group structure, and the long-term cash flows and cash needs of our business. Such restructurings could increase our operating costs, and if ineffectual, could increase our income tax liabilities and our global effective tax rate.

Risks Related to Government Contracting

One U.S. government customer accounts for a substantial portion of our revenue. If our largest customer does not renew its contract with us (or renews at reduced spending levels), or if our relationship with our largest customer is impaired or terminated, our revenue would decline, and our business, financial condition, and results of operations would be adversely affected.

We have derived a substantial portion of our revenue from one U.S. government customer, the Office of Personnel Management (OPM). Our contract with OPM (the OPM Contract) is structured as a Base Period from July 1, 2019 to June 30, 2020, followed by a series of options as follows: Option Period I from July 1, 2020 to June 30, 2021, Option Period II from July 1, 2021 to June 30, 2022, Option Period III from July 1, 2022 to June 30, 2023, and Option Period IV from July 1, 2023 to December 31, 2023. OPM has an option to extend the OPM Contract from January 1, 2024 to June 30, 2024, as well as an option to add a transition-out period. To date, OPM has exercised Option Period I, Option Period II, and Option Period III. We plan to pursue the rebid of the OPM Contract in 2024 for an extension through 2027. OPM accounted for approximately 47% of revenue for the Successor Period.

As a result, our revenue could fluctuate materially, and could be materially and disproportionately affected by purchasing decisions by this customer or any other significant future customer. This customer may decide to purchase less than it has in the past, may alter its purchasing patterns at any time with limited notice, or may decide not to continue to license our products at all, any of which could cause our revenue to decline and adversely affect our financial condition and results of operations. If we do not further diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

Our business depends, in part, on sales to government organizations, and significant changes in the contracting or fiscal policies of such government organizations could have an adverse effect on our business and results of operations.

Our future growth depends, in part, on increasing sales to government organizations. Demand from government organizations is often unpredictable, subject to budgetary uncertainty and typically involves long sales cycles. We have made significant investment to address the government sector, but we cannot assure you that these investments will be successful, or that we will be able to maintain or grow our revenue from the government sector. U.S. federal, state and local government sales are subject to a number of challenges and risks that may adversely impact our business. Sales to such government entities include the following risks:

•
selling to governmental agencies can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;
•
government certification requirements applicable to our products may change and, in doing so, restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification.
•
government demand and payment for our Platform may be impacted by public sector budgetary cycles and funding priorities and authorizations, with funding reductions or delays adversely affecting public sector demand for our Platform;
•
governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our Platform, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit were to uncover improper or illegal activities; and
•
governments may add new or change existing contractual and/or data security infrastructure requirements that could restrict our ability to sell to government customers.

The occurrence of any of the foregoing could cause governments and governmental agencies to delay or refrain from purchasing our solutions in the future or otherwise have an adverse effect on our business and results of operations.

A decline in the U.S. Government budget, changes in spending or budgetary priorities or delays in contract awards may adversely affect our business, financial condition, and results of operations and limit our growth prospects.

Revenue under contracts with U.S. government agencies represents a substantial amount of our total revenue. Levels of U.S. government spending are difficult to predict and subject to significant risk. Laws and plans adopted by the U.S. Government relating to, along with pressures on and uncertainty surrounding the U.S. federal budget, potential changes in budgetary priorities, sequestration, the appropriations process, and the permissible federal debt limit, could adversely affect the funding for individual programs and delay purchasing or payment decisions by our customers. Considerable uncertainty exists regarding how future budget and program decisions will unfold and what challenges budget reductions will present for us and the industry for our solutions and products.

Current U.S. government spending levels may not be sustained and future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of uncertainty surrounding the federal budget, increasing political pressure and legislation, shifts in spending priorities as a result of competing demands for federal funds, or other factors. In the event government funding relating to our contracts with the U.S. Government becomes unavailable, or is reduced or delayed, or planned orders are reduced, our contract or subcontract under such programs may be terminated or adjusted by the U.S. Government or the prime contractor, if applicable. Our operating results could also be adversely affected by spending caps or changes in the budgetary priorities of the U.S. Government, as well as delays in program starts or the award of contracts or task orders under contracts.

In addition, changes to the federal acquisition system and contracting models could affect whether and how we pursue certain opportunities and the terms under which we are able to do so. A significant decline in overall U.S. government spending, a significant shift in its spending priorities, significant delays in contract or task order awards for large programs could adversely affect our business, financial condition, and results of operations and limit our growth prospects.

A delay in the completion of the U.S. Government’s budget and appropriation process could delay procurement of solutions we provide and have an adverse effect on our future revenue.

The funding of U.S. government programs is subject to an annual congressional budget authorization and appropriations process. In years when the U.S. Government does not complete its appropriations before the beginning of the new fiscal year on October 1, government operations are typically funded pursuant to a “continuing resolution,” which allows federal government agencies to operate at spending levels approved in the previous appropriations cycle but does not authorize new spending initiatives. When the U.S. Government operates under a continuing resolution, delays can occur in the procurement of our products and solutions and may result in new initiatives being canceled. Revenue from government customers is often cyclical and based upon delays or change in the appropriation cycle or government shutdowns and thus can impact future performance. When the U.S. Government fails to complete its appropriations process or to provide for a continuing resolution, a full or partial federal government shutdown may result. A federal government shutdown could, in turn, result in our incurrence of substantial labor or other costs without reimbursement under customer contracts, the delay or cancellation of key programs or the delay of contract payments, which could have a negative effect on our cash flows and adversely affect our business, financial condition, and results of operations. For many programs, Congress appropriates funds on an annual fiscal year basis even though the program performance period may extend over several years. Consequently, programs are often partially funded initially, and additional funds are committed only as Congress makes further appropriations. If we incur costs in excess of funds obligated on a contract, we may be at risk for reimbursement of those costs unless or until additional funds are earmarked to the contract. In addition, when supplemental appropriations are required to operate the U.S. Government or fund specific programs and passage of legislation needed to approve any supplemental appropriations bill is delayed, the overall funding environment for our business could be adversely affected.

Due to the competitive process to obtain contracts and the likelihood of bid protests, we may be unable to achieve or sustain revenue growth and our business, financial condition, and results of operations may be adversely affected.

A substantial portion of the business that we seek with respect to our solutions is subject to competitive bidding processes with U.S. government customers. The U.S. Government has increasingly relied on contracts that are subject to a continuing competitive bidding process which has resulted in greater competition and increased pricing pressure. The competitive bidding process involves substantial costs and several risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, may be split among competitors or that may be awarded but for which we do not receive meaningful task orders, and to the risk of inaccurately estimating the resources and costs that will be required to fulfill any contract we win.

Following contract award, we may encounter significant expense, delay, contract modifications or even contract loss because of our competitors challenging (or protesting) the award of contracts to us in competitive bidding. Any resulting loss or delay of start-up and funding of work under protested contract awards may adversely affect our revenue and/or profitability. In addition, multi-award contracts require that we make sustained post-award efforts to obtain task orders under the contract. As a result, we may not be able to obtain these task orders or recognize revenue under these multi-award contracts. We are also experiencing increased competition generally which impacts our ability to obtain contracts. Our failure to compete effectively in this procurement environment would adversely affect our revenue and our business, financial condition, and results of operations may be adversely affected.

The U.S. Government may terminate, cancel, stop, modify or curtail our contracts at any time prior to their completion and, if we do not replace them, this may adversely affect our future revenue and profitability.

Many of the U.S. government programs in which we may participate as a prime contractor or subcontractor extend for several years and include one or more base years and one or more option years. These programs are normally funded on an annual basis. Under our contracts, the U.S. Government generally has the right to not exercise options to extend or expand our contracts and may otherwise terminate, cancel, stop, modify, or curtail our contracts at its convenience. Any decisions by the U.S. Government to not exercise contract options or to terminate, cancel, stop, modify or curtail our major programs or contracts would adversely affect our revenue, revenue growth and profitability.

We may also experience technological or other performance difficulties under our contracts, which may result in delays, cost overruns, and failures in our performance of these contracts. If a government customer terminates a contract for default, we may be exposed to liability, including for excess costs incurred by the customer in procuring undelivered services and solutions from another source. Depending on the nature and value of the contract, a performance issue or termination for default could cause our actual results to differ from those anticipated and could harm our reputation, and even lead to a suspension or debarment action.

Our failure to comply with a variety of complex procurement rules and regulations could result in our being liable for civil or criminal penalties, termination of our U.S. government contracts, disqualification from bidding on future U.S. government contracts, and suspension or debarment from U.S. government contracting.

As a U.S. government contractor, we must comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts, which affect how we do business with our customers. Such laws and regulations may potentially impose added costs on our business and our failure to comply with them may lead to civil or criminal penalties, termination of our U.S. government contracts, or suspension or debarment from contracting with federal agencies. Some significant laws and regulations that affect us include, but are not limited to the following:

•
the Federal Acquisition Regulations (FAR) and FAR supplements, which regulate the formation, administration and performance of U.S. government contracts;

•
Truthful Cost or Pricing Data, formerly known as the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations;
•
the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information and our ability to provide compensation to certain former government officials;
•
the Civil False Claims Act, which provides for substantial civil penalties for violations, including for the knowing submission of a false or fraudulent claim to the U.S. Government for payment or approval;
•
the False Statements Act, which imposes civil and criminal liability for making false statements to the U.S. Government; and
•
the U.S. government Cost Accounting Standards, which imposes accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts.

The FAR and many of our U.S. government contracts contain organizational conflict of interest clauses that may limit our ability to compete for or perform certain other contracts or other types of services for particular customers. Organizational conflicts of interest (OCI) arise when we engage in activities that may make us unable to render impartial assistance or advice to the U.S. Government, impair our objectivity in performing contract work or provide us with an unfair competitive advantage in winning or performing on a contract. An OCI that precludes our competition for or performance on a significant program or contract could harm our prospects. Conversely, our failure to identify and disclose an OCI can result in civil and/or criminal penalties.

The U.S. Government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time without notice and/or compensation, which could adversely affect our profitability, cash position or growth prospects.

Our industry has experienced, and we expect it will continue to experience, significant changes to business practices because of an increased focus on affordability, efficiencies and recovery of costs, among other items. U.S. government agencies may face restrictions or pressure regarding the type and number of services that they may obtain from private contractors. Legislation, regulations, and initiatives dealing with enhanced governance, oversight, and/or security (physical or cyber), procurement reform, mitigation of potential conflicts of interest, and environmental responsibility or sustainability, as well as any resulting shifts in the buying practices of U.S. government agencies, such as increased usage of fixed-price contracts, multiple-award contracts and small business set-aside contracts, could have adverse effects on government contractors. Any of these changes could impair our ability to obtain new contracts or renew our existing contracts when customers recompete those contracts. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our business, financial condition, and results of operations.

As a U.S. government contractor, we are subject to reviews, audits, and cost adjustments by the U.S. Government, which, if resolved unfavorably to us, could adversely affect our profitability, cash position or growth prospects.

U.S. government contractors (including their subcontractors and others with whom they do business) operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies. These agencies review a contractor’s performance on government contracts, cost structure, indirect rates, and pricing practices and compliance with applicable contracting and procurement laws, regulations, terms and standards, as well as the adequacy of our systems and processes in meeting government requirements. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including a contractor’s accounting system, earned value management system, estimating system, materials management and accounting system, property management system and purchasing system.

Both contractors and the U.S. government agencies conducting these audits and reviews have come under increased scrutiny. As a result, the current audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome.

A finding of significant control deficiencies in our system audits or other reviews can result in decremented billing rates to our U.S. government customers until the control deficiencies are corrected and our remediations are accepted. Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Our receipt of adverse audit findings or the failure to obtain an “approved” determination of our various business systems from the responsible U.S. government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against us, including reductions of the value of contracts, contract modifications or termination, withholding of payments, the loss of export/import privileges, administrative or civil judgements and liabilities, criminal judgements or convictions, liabilities and consent or other voluntary decrees or agreements, other sanctions, the assessment of penalties, fines or compensatory, treble or other damages or non-monetary relief or actions, suspension or debarment, suspension of payments, and increased government scrutiny that could negatively impact our reputation, delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government and may adversely affect our revenue and profitability.

Risks Relating to Financial, Tax and Accounting Issues

Our issued and outstanding convertible notes may impact our financial results, result in the dilution of our stockholders, create downward pressure on the price of our Common Stock, and restrict our ability to raise additional capital or take advantage of future opportunities.

In connection with the Business Combination, we issued the Convertible Notes (see Note 10) in an aggregate principal amount of $150,000,000. The Convertible Notes are convertible into shares of our Common Stock at an initial conversion rate of 86.9565 shares of our Common Stock (subject to adjustment as provided in the Indenture) per $1,000 of principal amount of Notes and 86.9565 shares of our Common Stock (subject to adjustment as provided in the Indenture) per $1,000 of accrued and unpaid interest on any Convertible Notes. To the extent we exercise our option to pay interest in kind with respect to the Convertible Notes rather than in cash, the number of shares of our Common Stock into which the Convertible Notes may be converted would increase. The sale of the Convertible Notes may affect our earnings per share, as accounting procedures may require that we include in our calculation of earnings per share the number of shares of our Common Stock into which the Convertible Notes are convertible.

Upon a conversion of the Convertible Notes, we will have the ability to settle by payment of cash, by issuance of our Common Stock, or a combination of both. If shares of our Common Stock are issued to the holders of the Convertible Notes upon conversion, there will be dilution to our stockholders and the market price of our Common Stock may decrease due to the additional selling pressure in the market. Any downward pressure on the price of our Common Stock caused by the sale, or potential sale, of shares issuable upon conversion of the Convertible Notes could also encourage short sales by third parties, creating additional selling pressure on our share price.

We may not have the ability to raise the funds necessary to settle conversions of the Convertible Notes in cash, repurchase the Convertible Notes upon a fundamental change or repay the Convertible Notes in cash at their maturity, and our future debt may contain limitations on our ability to pay cash upon conversion, redemption or repurchase of the Convertible Notes.

Holders of the Convertible Notes will have the right under the Indenture to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change before the applicable maturity date at a repurchase price equal to 100% of the principal amount of such notes to be repurchased plus accrued and unpaid interest to, but not including, the repurchase date. Moreover, we will be required to repay the Convertible Notes in cash at their maturity, unless earlier converted, redeemed or repurchased. We may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of such notes surrendered or pay cash with respect to such notes being converted (which we otherwise may elect to do upon the conversion of notes in lieu of issuing shares).

Upon a conversion of the Convertible Notes, we will have the ability to settle by payment of cash, by issuance of our Common Stock, or a combination of both. Our ability to repurchase, redeem or to pay cash upon conversion of Notes may be limited by law, regulatory authority, or agreements governing our future indebtedness. Our failure to repurchase the Convertible Notes at a time when the repurchase is required by the Indenture would constitute a default under such indenture (provided that upon a conversion, we could settle by issuance of our Common Stock). A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the interest on such indebtedness and repurchase the Convertible Notes or to pay cash upon conversion of the Convertible Notes.

We may still incur substantially more debt or take other actions that would diminish our ability to make payments on the Convertible Notes when due.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, including, pursuant to the Indenture governing the Convertible Notes. Pursuant to the Indenture, we and our subsidiaries are not permitted to issue any Senior Indebtedness, Disqualified Capital Stock and Preferred Stock (each such term as defined in the Indenture) in an aggregate principal amount in excess of $50,000,000. However, we are not restricted from recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture that could have the effect of diminishing our ability to make payments on the Convertible Notes when due.

We have secured debt outstanding, which may adversely affect our financial condition and future financial results. Our existing debt agreements contain restrictive covenants that may limit our ability to operate our business.

After giving effect to the Business Combination, we had outstanding secured indebtedness with Stifel Bank of $15.0 million. Our secured indebtedness contains a number of restrictive covenants that impose significant operating and financial restrictions on us. As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing as needed, may be restricted. Furthermore, our failure to comply with our debt covenants could result in a default under our debt agreements, which would cause our indebtedness under such debt agreements to become immediately due and payable. If any of our debt is accelerated, we may not have sufficient funds available to repay it.

Our ability to make scheduled payments of principal and interest and other required repayments depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flows from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring operations, restructuring debt or obtaining additional equity capital on terms that may be onerous or dilutive.

We may incur additional indebtedness in the future in the ordinary course of business subject to the restrictions in the Indenture and our secured debt, which could include restrictive covenants. If new debt is added to current debt levels, the risks described above could intensify.

We may need to raise additional capital to maintain and expand our operations and invest in new solutions, which capital may not be available on terms acceptable to us, or at all, and which could reduce our ability to compete and could harm our business.

Retaining or expanding our current levels of personnel and products offerings may require additional funds to respond to business challenges, including the need to develop new products and enhancements to our Platform, improve our operating infrastructure, or acquire complementary businesses and technologies. The failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products and solutions could reduce our ability to compete and could harm our business. Accordingly, we may need to engage in additional equity or debt financing to secure additional funds. If we raise additional equity financing, stockholders may experience significant dilution of their ownership interests and the market price of our Common Stock could decline. If we engage in debt financing, the holders of debt would have priority over the holders of our Common Stock, and we may be required to accept terms that restrict our operations or our ability to incur additional indebtedness or to take other actions that would otherwise be in the interests of the debt holders. Any of the above could harm our business, results of operations, and financial condition.

Future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value, and adversely affect our results of operations and financial condition.

As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary businesses and assets. Our ability as an organization to acquire and integrate other companies, services, or technologies in a successful manner in the future is not guaranteed. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions or strategic investments, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions or investments we complete could be viewed negatively by our end-customers or investors. In addition, our due diligence may fail to identify all the problems, liabilities or other shortcomings or challenges of an acquired business, product, or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees or customers. If we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our Company, our revenue and results of operations could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the market price of our Common Stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

Additional risks we may face in connection with acquisitions include:

•
diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•
coordination of research and development and sales and marketing functions;
•
integration of product and service offerings;
•
retention of key employees from the acquired company;
•
changes in relationships with strategic partners as a result of product acquisitions or strategic positioning resulting from the acquisition;
•
cultural challenges associated with integrating employees from the acquired company into our organization;
•
integration of the acquired company’s accounting, management information, human resources, and other administrative systems;
•
the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies;
•
additional legal, regulatory or compliance requirements;

•
financial reporting, revenue recognition or other financial or control deficiencies of the acquired company that we do not adequately address and that cause our reported results to be incorrect;
•
liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities;
•
unanticipated write-offs or charges; and
•
litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.

Our failure to address these risks or other problems encountered in connection with acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally.

We have identified material weaknesses in our internal control over financial reporting which could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. If we conclude that a material weakness occurred or is occurring, we expect to evaluate and pursue steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

In connection with the preparation of ZeroFox’s financial statements for its fiscal year ended January 31, 2023, management assessed the effectiveness of our internal control over financial reporting based on the criteria and framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded there were material weaknesses, individually and in the aggregate, in internal controls over financial reporting in the control environment, risk assessment and control activities COSO components:

•
The Company did not have adequate staffing resources to facilitate accurate financial reporting.
•
The Company did not perform a formal risk assessment, including the risk of fraud.
•
The Company did not design and retain contemporaneous documentation to evidence the implementation of controls, including the review of nonroutine and complex transactions, reviews of third-party specialist work and information used in the operation of the control, and IT general controls.

In connection with the preparation of the Predecessor's financial statements for its fiscal year ended January 31, 2022, a material weakness was identified in its internal control over financial reporting. The material weakness related to having an inadequate amount of accounting and financial reporting personnel with requisite knowledge and experience and not having processes and procedures, establishing clear authorities and approvals, and segregation of duties to facilitate accurate and timely financial reporting.

We have implemented a remediation plan, which includes adding additional resources as well as improving the control environment around financial systems and processes. In fiscal year 2023, we completed the following remedial actions:

•
added accounting personnel to the organization. The additional personnel are expected to provide oversight, structure, reporting lines, and additional review over our disclosures;
•
implemented a new accounting general ledger system with enhanced system controls;
•
implemented new account reconciliation policies and practices to enhance completeness and effectiveness;
•
engaged external consultants to provide support and to assist us in our evaluation of more complex applications of US GAAP and to assist us with documenting and assessing our accounting policies and procedures;
•
designed and implemented controls in response to the risks of material misstatement to identify and evaluate changes in our business and the impact on our internal controls; and
•
implemented additional IT systems relevant to the preparation of our financial statements and controls over financial reporting.

There can be no assurance that the actions we already have completed coupled with the additional actions we have planned under our remediation plans will be sufficient to remediate the material weaknesses identified and strengthen our internal control over financial reporting. The actions we are taking are subject to ongoing senior management review, as well as Audit Committee oversight.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Common Stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that any additional material weaknesses or resulting restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of January 31, 2023, ZeroFox had U.S. federal and state net operating loss carryforwards, or NOLs, available to offset future federal and state taxable income of approximately $145.6 million and $79.6 million, respectively, and portions of which expire in various years. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the Tax Cuts and Jobs Act of 2017 (the Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

In addition, under Section 382 of the Code, a corporation that undergoes an “ownership change” (as defined under Sections 382 and 383 of the Code and applicable Treasury Regulations) is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax attributes to offset post-change taxable income or taxes. In connection with the Business Combination, we conducted a Section 382 review which determined the Business Combination constituted an ownership change. However, this will not affect our ability to realize the NOL carryforwards on a going forward basis provided we have sufficient taxable income, subject to the annual limitation. In addition, we may experience future ownership changes under Section 382 of the Code that could further affect our ability to utilize our NOLs to offset our income. Furthermore, our ability to utilize NOLs of companies that we have acquired or may acquire in the future may be subject to limitations. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For these reasons, we may not be able to utilize a material portion of the NOLs reflected on our balance sheet, even if we attain profitability, which could potentially result in increased future tax liability to us and could adversely affect our operating results and financial condition.

Finally, beginning in 2022 the Tax Act eliminated the option to deduct research and development expenditures immediately in the year incurred pursuant to Section 174 of the Code. The Tax Act requires taxpayers to capitalize and amortize such expenditures over five years. The actual impact on cash from operations will depend on whether and when these provisions are deferred, modified, or repealed by Congress, including any retroactive application to 2022, among other factors

IDX failed to collect sales and use tax prior to January 1, 2022, and we have been working to mitigate such failure.

Prior to January 1, 2022, IDX did not collect U.S. sales and use tax from its customers for its services. During 2020, IDX engaged an external tax consultant to perform a full U.S. sales tax nexus study and analysis. IDX accrued and reflected historical liabilities in its financial statements and was filing Voluntary Disclosure Agreements (VDA) in relevant U.S. jurisdictions, and we will be remitting liabilities accordingly. Beginning January 1, 2022, IDX began collecting, reporting, and remitting appropriate U.S. sales tax from its customers in all applicable jurisdictions. As of January 31, 2023, the Company recorded an accrual $1.5 million for IDX sales and use taxes that were not remitted prior to January 1, 2022.

Our goodwill and identifiable intangible assets have been impaired and could become further impaired, which could reduce the value of our assets and reduce our net income in the year in which the write-off occurs.

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. We also ascribe value to certain identifiable intangible assets, which consist primarily of customer relationships, developed technology, and trade names, among others, as a result of acquisitions. We may incur impairment charges on goodwill or identifiable intangible assets if we determine that the fair values of goodwill or identifiable intangible assets are less than their current carrying values. We evaluate, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to earnings would become necessary.

A decline in general economic conditions or global equity valuations could impact the judgments and assumptions about the fair value of our business and we could be required to record impairment charges on our goodwill or other identifiable intangible assets in the future, which could impact our consolidated balance sheet, as well as our consolidated statement of comprehensive loss.

The Company recorded an impairment charge of $698.7 million during the Successor Period, as part of its interim test of goodwill.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We have historically based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances as discussed in the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of ZeroFox” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations of IDX.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in our consolidated financial statements include, and may include in the future, those related to revenue recognition; valuation of intangibles in purchase accounting; allowance for doubtful accounts; costs to obtain or fulfill a contract; valuation of common stock; carrying value and useful lives of long-lived assets; loss contingencies; and the provision for income taxes and related deferred taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the market price of our Common Stock.

Additionally, we will regularly monitor our compliance with applicable financial reporting standards and review new pronouncements and drafts thereof that are relevant to us. As a result of new standards, changes to existing standards and changes in their interpretation, we might be required to change our accounting policies, alter our operational policies and implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or we may be required to restate our published financial statements. Such changes to existing standards or changes in their interpretation may have an adverse effect on our reputation, business, financial position, and profit, or cause an adverse deviation from our revenue and operating profit targets, which may negatively impact our financial results.

Risks Related to the Business Combination, Being a Public Company and Integration of the Predecessor and IDX

The integration of two companies with different organization and compensation structures presents significant management challenges. There can be no assurance that this integration, and the synergies expected to result from that integration, will be achieved as rapidly or to the extent currently anticipated.

The Business Combination involves the integration of two businesses that currently operate as independent businesses. We are devoting significant management attention and resources to integrating business practices and operations following the Closing. We may encounter potential difficulties in the integration process including the following:

•
the inability to successfully integrate our businesses, including operations, technologies, products and services, in a manner that permits us to achieve the cost savings and operating synergies anticipated to result from the Business Combination, which could result in the anticipated benefits of the Business Combination not being realized partly or wholly in the time frame currently anticipated or at all;
•
the loss of customers as a result of certain customers of either or both of the two businesses deciding not to continue to do business with us, or deciding to decrease their amount of business in order to reduce their reliance on a single company;
•
the necessity of coordinating geographically separated organizations, systems, and facilities;
•
the integration of personnel, including sales teams, with diverse business backgrounds and business cultures, while maintaining focus on providing consistent, high-quality products and services;
•
the consolidation and rationalization of information technology platforms and administrative infrastructures as well as accounting systems and related financial reporting activities; and
•
the challenge of preserving important relationships of both companies and resolving potential conflicts that may arise.

Furthermore, it is possible that the integration process could result in the loss of talented employees or skilled workers of the companies. The loss of talented employees and skilled workers could adversely affect our ability to successfully conduct our business because of such employees’ experience and knowledge of the respective business. In addition, we could be adversely affected by the diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the companies. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the businesses. If we experience difficulties with the integration process, the anticipated benefits of the Business Combination may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on our business, results of operations, financial condition or prospects during this transition period and for an undetermined period after completion of the Business Combination.

The unaudited pro forma financial information included in the section titled “Pro Forma Results of Operations” may not be indicative of what our actual financial position or results of operations would have been.

The pro forma financial information included in this annual report is presented for informational purposes only and is not necessarily indicative of the financial position or results of operations that would have actually occurred had the Business Combination been completed at or as of the dates indicated, nor is it indicative of our future operating results or financial position. The unaudited pro forma financial information does not reflect future events that may occur after the Business Combination and does not consider potential impacts of future market conditions on revenue or expenses. The pro forma financial information included in the section titled “Pro Forma Results of Operations” has been derived from L&F’s, ZeroFox’s and IDX’s historical financial statements and certain adjustments and assumptions have been made regarding the combined company after giving effect to the Business Combination. There may be differences between preliminary estimates in the pro forma financial information and the final acquisition accounting, which could result in material differences from the pro forma information presented in this annual report.

In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate and other factors may affect our financial condition or results of operations following the Closing.

We will incur significant increased expenses and administrative burdens as a public company, which could negatively impact our business, financial condition, and results of operations.

We face increased legal, accounting, administrative, and other costs and expenses as a public company that we have not historically incurred. The Sarbanes-Oxley Act, including the requirements of Section 404(a) relating to disclosing (i) management’s responsibility for establishing and maintaining internal control over financial reporting and (ii) annually assessing the effectiveness of the internal control over financial reporting, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (PCAOB) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. Our management and other personnel are required to devote a substantial amount of time to compliance with these requirements.

We have made, and will continue to make, changes to our internal control over financial reporting, including IT controls, and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

These rules and regulations result in our incurring legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our Board, on our Board committees or as executive officers.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which results in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

We qualify as an “emerging growth company.” The reduced public company reporting requirements applicable to emerging growth companies may make our Common Stock less attractive to investors.

We qualify as an “emerging growth company” under SEC rules. As an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These provisions include, but are not limited to: (1) an exemption from compliance with the auditor attestation requirement in the assessment of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, (2) not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, (3) reduced disclosure obligations regarding executive compensation arrangements in periodic reports, registration statements, and proxy statements, and (4) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. As a result, the information we provide is different than the information that is available with respect to other public companies that are not emerging growth companies. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock, and the market price of our Common Stock may be more volatile.

Uncertainty about the effects of the Business Combination may affect our ability to retain key employees and integrate management structures and may materially impact the management, strategy, and results of our operation as a combined company.

Uncertainty about the effects of the Business Combination on our business, employees, customers, third parties with whom we have relationships, and other third parties may adversely affect us. These uncertainties may impair our ability to attract, retain, and motivate key personnel for a period of time after the Business Combination. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with our Company, our business could be harmed.

Some of our existing agreements contain change in control or early termination rights that may have been implicated by the Business Combination.

Parties with which we have been doing business, including customers and suppliers, may experience uncertainty associated with the Business Combination, including with respect to current or future business relationships with us. As a result, our business relationships may be subject to disruptions if customers, suppliers or others attempt to negotiate or renegotiate changes in existing business relationships or consider entering into business relationships with parties other than us. For example, certain customers, suppliers, and third-party providers may assert contractual consent rights or termination rights that may have been triggered by a change of control. These disruptions could harm our relationships with existing third parties with whom we have relationships, all of which could have a material adverse effect on our business, financial condition, and results of operations, cash flows, and/or share price of our Common Stock.

Risks Related to Legal and Regulatory Matters

Failure to adequately obtain, maintain, protect, and enforce our intellectual property and other proprietary rights could adversely affect our business.

Our success and ability to compete depends in part on our ability to protect the proprietary information, methods, software, and technologies that we develop, hold, or claim under a combination of intellectual property and proprietary rights in and outside the U.S. Despite our efforts, third parties may still attempt to disclose, obtain, copy, use or otherwise exploit our intellectual property or other proprietary information, methods or technologies without our authorization, and our efforts to protect our intellectual property and other proprietary rights may not prevent such unauthorized disclosure, use, exploitation, misappropriation, infringement, reverse engineering or other violation of our intellectual property or other proprietary rights. Further, effective protection of our rights may not be available to us in every country in which our Platform or products and solutions are available. The laws of some countries also may not be as protective of intellectual property and other proprietary rights as those in the U.S., and mechanisms for enforcement of intellectual property and other proprietary rights may be inadequate. In addition, we may need to license our intellectual property in order to participate in patent pools or industry standard setting activities or to receive third-party grants as a part of stand-alone licensing arrangements. Accordingly, despite our efforts, we may be unable to prevent third parties from using our intellectual property or other proprietary information or technology.

While we hold a number of issued patents and have a number of pending patent applications, we may be unable to obtain patent protection for the technology covered in our patent applications or such patent protection may not be obtained quickly enough to meet our business needs. Furthermore, the patent prosecution process is expensive, time-consuming, and complex, and we may not be able to prepare, file, prosecute, maintain, and enforce all necessary or desirable patent applications at a reasonable cost or in a timely manner. The scope of patent protection also can be reinterpreted after issuance and issued patents may be invalidated. Even if our patent applications do issue as patents, they may not issue in a form that is sufficiently broad to protect our technology, prevent competitors or other third parties from competing with us, or otherwise provide us with any competitive advantage. In addition, any of our patents, copyrights, trademarks, or other proprietary rights may be challenged, narrowed, invalidated, held unenforceable, or circumvented in litigation or other proceedings, including, where applicable, opposition, re-examination, inter partes review, post-grant review, interference, nullification and derivation proceedings, and equivalent proceedings in foreign jurisdictions, and such intellectual property or other proprietary rights may be lost or no longer provide us meaningful competitive advantages. Such proceedings may result in substantial cost and require significant time from our management, even if the eventual outcome is favorable to us. Third parties also may legitimately and independently develop solutions, services, and technology similar or duplicative of our Platform.

Besides protection under intellectual property laws, we enforce and protect our rights through confidentiality or license agreements that we generally enter into with our corporate partners, employees, consultants, advisors, vendors, and customers. We generally limit access to our intellectual property and control access to our proprietary information. However, we cannot guarantee protection of our intellectual property or proprietary information with all of the parties who may have or have had access, and we cannot guarantee that such agreements we have entered into will not be breached or challenged, or that such breaches will be detected. Furthermore, non-disclosure provisions within such agreements can be difficult to enforce, and even if successfully enforced, may not be entirely effective.

Despite our efforts, we cannot guarantee that any of the measures we have taken will limit the unauthorized use of our proprietary information or prevent infringement, misappropriation, or other violation of our technology or other intellectual property or proprietary rights. We may be an attractive target for cyberattacks or other unauthorized intrusion or access, and we may also have a heightened risk of unauthorized access to, and misappropriation of, our proprietary and competitively sensitive information. We therefore may be required to spend significant resources to monitor and protect our intellectual property and other proprietary rights, and we may conclude that in at least some instances the benefits of protecting our intellectual property or other proprietary rights may be outweighed by the expense or distraction to our management. We may initiate claims or litigation against third parties for infringement, misappropriation, or other violation of our intellectual property or other proprietary rights or to establish the validity of our intellectual property or other proprietary rights. Any such claims or litigation, whether or not it is resolved in our favor, could be time-consuming, result in significant expense to us and divert the efforts of our technical and management personnel. Furthermore, attempts to enforce our intellectual property rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our intellectual property rights, in whole or in part.

Claims by others that we infringe their proprietary technology or other intellectual property rights could result in significant costs and substantially harm our business, financial condition, results of operations, and prospects.

Claims by others that we infringe their intellectual property rights or violate other rights in their proprietary technology could harm our business. Companies in our industry hold a large number of patents and also protect their copyright, trade secret, and other intellectual property rights, and companies in the security industry frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. As we face increasing competition and grow, the possibility of intellectual property rights claims against us also grows. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that such personnel have divulged proprietary or other confidential information to us.

Third parties may in the future also assert claims against our customers or channel partners, whom our standard license and other agreements obligate us to indemnify against third-party claims that our products and solutions infringe the intellectual property rights of third parties. As the number of products and competitors in the security and IT operations market increases and overlaps occur, third-party claims of infringement, misappropriation, and other violations of intellectual property rights may also increase. While we intend to increase the size of our patent portfolio, many of our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. In addition, future litigation may involve non-practicing entities, companies or other patent owners who have no relevant product offerings or revenue and against whom our own patents may therefore provide little or no deterrence or protection. Any claim of intellectual property infringement by a third party, even a claim without merit, could cause us to incur substantial costs defending against such claim, could distract our management from our business and could require us to cease use of such intellectual property.

Additionally, our insurance policies may not cover intellectual property infringement claims. In the event that we fail to successfully defend ourselves against an infringement claim, a successful claimant could secure a judgment or otherwise require payment of legal fees, settlement payments, ongoing royalties or other costs or damages; we may agree to a settlement that prevents us from offering certain services or features; or we may be required to obtain a license, which may not be available on reasonable terms, or at all, to use the relevant technology. If we are prevented from using certain technology or intellectual property, we may be required to develop alternative, non-infringing technology, which could require significant time and costs, during which we could be unable to continue to offer our affected products and services or features, and may ultimately not be successful. Any of these events could harm our business, financial condition and results of operations.

Although third parties may alternatively offer a license to their technology or other intellectual property, the terms of any such license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be adversely affected. In addition, some licenses may be nonexclusive, and therefore our competitors may have access to the same technology licensed to us.

Some of our technologies incorporate “open-source” software, which could negatively affect our ability to sell our Platform and subject us to possible litigation.

Our platform and subscriptions contain third-party open-source software components, and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to sell our Platform and services. The use and distribution of open-source software may also entail greater risks than the use of third-party commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Many of the risks associated with use of open-source software cannot be eliminated and could negatively affect our business. In addition, the wide availability of open code used in our solutions could expose us to security vulnerabilities.

Certain open-source licenses may contain requirements that we make available source code for the modifications or derivative works we create based upon the type of open-source software used. If we combine our proprietary software with such open-source software, under such open-source licenses, we may be required to release the source code of our proprietary software to the public, including authorizing further modification and redistribution, or otherwise be limited in the licensing of our services, each of which could provide an advantage to our competitors or other entrants to the market, create security vulnerabilities in our solutions, require us to re-engineer all or a portion of our Platform, and could reduce or eliminate the value of our services. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales for us.

The terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize products, solutions and subscriptions incorporating such software. Moreover, we cannot assure you that our processes for controlling our use of open-source software in our products, solutions, and subscriptions have been or will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open-source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation that could be costly to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our solutions. Responding to any infringement or noncompliance claim by an open-source vendor, regardless of its validity, discovering certain open-source software code in our Platform, or a finding that we have breached the terms of an open-source software license, could harm our business, results of operations and financial condition, by, among other things:

•
resulting in time-consuming and costly litigation;
•
diverting management’s time and attention from developing our business;
•
requiring us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;
•
causing delays in the deployment of our Platform or service offerings to our customers;
•
requiring us to stop offering certain services or features of our Platform;

•
requiring us to redesign certain components of our Platform using alternative non-infringing or non-open-source technology, which could require significant effort and expense;
•
requiring us to disclose our proprietary software source code and the detailed program commands for our software;
•
prohibiting us from charging license fees for the proprietary software that uses certain open source; and
•
requiring us to satisfy indemnification obligations to our customers.

We may become involved in litigation that may adversely affect us.

We may become subject to claims, suits, and government investigations and other proceedings including patent, product liability, class action, whistleblower, personal injury, property damage, labor and employment (including all allegations of wage and hour violations), commercial disputes, compliance with laws and regulatory requirements and other matters, and we may become subject to additional types of claims, suits, investigations and proceedings as our business develops. Such claims, suits, and government investigations and proceedings are inherently uncertain, and their results cannot be predicted. Regardless of the outcome, any of these types of legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources and could cause us to incur significant expenses or liability, adversely affect our brand recognition, and/or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees, or orders requiring a change in our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations, and prospects. Any of these consequences could adversely affect our business and results of operations.

If we are not able to satisfy data protection, security, privacy, and other government- and industry-specific requirements or regulations, our business, results of operations, and financial condition could be harmed.

Personal privacy, data protection, information security regulations, and other laws applicable to specific categories of information raise significant issues in the U.S., Europe and in other jurisdictions where we offer our products and solutions. The data that we collect, analyze, and store is subject to a variety of laws and regulations, including regulation by various government agencies. The U.S. federal government, and various state and foreign governments, have adopted or proposed limitations on the collection, distribution, use, retention, protection, transfer, processing, and storage of certain categories of information, such as the personal information of individuals. These laws and regulations include, but are not limited to, the Federal Trade Commission Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act and the Gramm-Leach-Bliley Act.

The nature of cybersecurity product and service offerings requires the collection of various types of data. In the operation of our business we may collect the types of data covered by these laws and regulations including personally identifiable information, such as information about an individual’s health and financial information about individuals. To the extent we are in possession of such data and these various laws and regulations are determined to apply to us, this could require us to adopt additional operational, technological, and security measures to protect and manage such information which could increase our costs of operations. Our failure to comply with such laws and regulations could also result in monetary fines and reputational damage which would have a negative impact on our business. Laws and regulations outside the U.S., and particularly in Europe, often are more restrictive than those in the U.S. Applicable laws and regulations may require us to implement privacy and security policies, permit customers to access, correct, and delete personal information stored or maintained by us, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consents to use personal information for certain purposes. In addition, some foreign governments require that personal information collected in a country not be disseminated outside of that country without consent or other implemented safeguards.

We may find it necessary or desirable to join industry or other self-regulatory bodies or other information security or data protection-related organizations that require compliance with their rules pertaining to information security and data protection. We also may be bound by additional, more stringent contractual obligations with our customers and partners relating to our collection, use and disclosure of personal, financial, and other data. We expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, information security, specific categories of data, and electronic services in the U.S., the E.U. and other jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations, standards, or perception of their requirements may have on our business.

For example, the GDPR applies to the processing (which includes the collection and use) of certain personal data of data subjects in the European Economic Area (EEA). As compared to previously effective data protection law in the European Union, the GDPR imposes additional obligations and resulting risk upon our business and increases substantially the penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can amount to 20,000,000 Euros or four percent of our worldwide annual revenue for the prior fiscal year, whichever is higher. We may be required to incur, in the future, substantial expense in complying with the obligations imposed by the GDPR, potentially making significant changes in our business operations, which may adversely affect our revenue and our business overall. Additionally, because there have been very few GDPR actions enforced against companies similar to ours, we are unable to predict how they will be applied to us or our customers. Despite our efforts to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our Company financially and negatively affect our reputation. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have been found to not provide adequate protection to such personal data, including the U.S. We have undertaken certain efforts to conform transfers of personal data from the EEA to the U.S. and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities. Despite this, we may be unsuccessful in establishing or maintaining conforming means of transferring such data from the EEA, in particular because of continued legal and legislative activity within the European Union that has challenged or called into question the legal basis for existing means of data transfers to countries (including the U.S.) that have been found to not provide adequate protection for personal data.

The implementation of the GDPR has led other jurisdictions to either amend existing laws or propose new data privacy and cybersecurity laws to resemble all or a portion of the requirements of the GDPR (e.g., for purposes of having an adequate level of data protection to facilitate data transfers from the E.U.). Accordingly, the challenges we face in the E.U. will likely also apply to other jurisdictions outside the E.U. that adopt laws similar to the GDPR or regulatory frameworks of equivalent complexity. For example, the California Consumer Privacy Act of 2018, or CCPA, became enforceable on July 1, 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the U.S. because it contains several provisions similar to certain provisions of the GDPR. In addition, the California Privacy Rights Act of 2020, or the CPRA, was passed by California voters in November 2020. The CPRA amends the CCPA by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims, and commercial liabilities. The majority of the CPRA provisions took effect on January 1, 2023. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., as other states or the federal government may follow California’s lead and increase protections for U.S. residents. For example, the Virginia Consumer Data Protection Act and the CCPA have already prompted several proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.

Evolving and changing definitions of personal data and personal information within the E.U., the U.S. and elsewhere, especially relating to classification of IP addresses, machine identification, location data and other information, may limit or inhibit our ability to operate or expand our business, including limiting technology alliance partnerships with other security vendors that may involve the sharing of data. Even the perception of privacy concerns, whether or not valid, may harm our reputation, inhibit adoption of our products by current and future customers, or adversely impact our ability to attract and retain workforce talent. In addition, changes in laws or regulations that adversely affect the use of the internet, including laws impacting net neutrality, could impact our business. We expect that existing laws, regulations and standards may be interpreted in new manners in the future. Future laws, regulations, standards, and other obligations, and changes in the interpretation of existing laws, regulations, standards, and other obligations could require us to modify our products and solutions, restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

Beyond broader data processing regulations affecting our business, the overall cybersecurity industry may face direct regulation. For example, in 2018, Singapore introduced what is believed to be the world’s first cybersecurity licensing requirement, mandating that providers of specific types of incident response services receive a government license before providing such services. License requirements such as these may impose upon us significant organizational costs and high barriers of entry into new markets.

Although we have worked and will continue to work to comply with applicable laws and regulations, applicable industry standards with which we represent compliance, and our contractual obligations, such laws, regulations, standards, and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another. In addition, they may conflict with other requirements or legal obligations that apply to our business or the security features and services that our customers expect from our solutions. As such, we cannot assure ongoing compliance with all such laws, regulations, standards, and obligations which may change in the future. Any failure or perceived failure by us or our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties to comply with applicable laws and regulations, or applicable industry standards that we represent compliance with or that may be asserted to apply to us, or to comply with employee, customer, partner, and other data privacy and data security requirements pursuant to contract and our stated notices or policies, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have a material adverse effect on our operations, financial performance and business. Any inability of us or our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, standards, and obligations, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business and results of operations.

We are subject to laws and regulations, including governmental export and import controls, sanctions, foreign investment screening, and anti-corruption laws, that could impair our ability to compete in our markets and subject us to liability if we are not in full compliance with applicable laws.

We are subject to laws and regulations, including governmental export controls, that could subject us to liability or impair our ability to compete in our markets. Our products and solutions are subject to U.S. export controls, including the U.S. Department of Commerce’s Export Administration Regulations, and we and our employees, representatives, contractors, agents, intermediaries, and other third parties are also subject to various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. We incorporate standard encryption algorithms into our products, which, along with the underlying technology, may be exported outside of the U.S. only with the required export authorizations, including by license, license exception or other appropriate government authorizations, which may require the filing of an encryption registration and classification request. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain cloud-based solutions to countries, governments, and persons targeted by U.S. sanctions. We also collect information about cyber threats from internet-accessible, and non-internet routable sources, intermediaries, and third parties that we make available to our customers in our threat industry publications. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations in connection with the collection of this information, we cannot assure you that these procedures have been effective or that we, or third parties, many of whom we do not control, have complied with all laws or regulations in this regard. Failure by our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties to comply with applicable laws and regulations in the collection of this information also could have negative consequences to us, including reputational harm, government investigations and penalties.

Although we take precautions to prevent our information collection practices and services from being provided in violation of such laws, our information collection practices and services may have been in the past, and could in the future be, provided in violation of such laws. If we or our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties fail to comply with these laws and regulations, we could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be adversely affected through reputational harm, loss of access to certain markets, or otherwise. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities.

Various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes in our products and solutions or changes in export and import regulations may create delays in the introduction of our products and solutions into international markets, prevent our customers with international operations from deploying our products and solutions globally or, in some cases, prevent the export or import of our products and solutions to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products and solutions by, or in our decreased ability to export or sell our products and solutions to, existing or potential customers with international operations. Any decreased use of our products and solutions or limitation on our ability to export or sell our products and solutions would likely adversely affect our business, results of operations, and financial condition.

We may be subject to review and enforcement under domestic and foreign laws that screen investment and to other national-security-related laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States and may impact cybersecurity providers more specifically. As a result of these laws, investments by certain investors may impose added costs on our business, impact our operations, and/or limit our ability to engage in strategic transactions that might otherwise be beneficial to us and our investors.

We are also subject to the Foreign Corrupt Practices Act (FCPA), the U.K. Anti-Bribery Act, and other anti-corruption, sanctions, anti-bribery, anti-money laundering, and similar laws in the U.S. and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries, and other third parties from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. We leverage third parties, including intermediaries, agents, and channel partners, to conduct our business in the U.S. and abroad, to sell subscriptions to our Platform and to collect information about cyber threats. We and these third parties may have direct or indirect interactions with officials and employees of government agencies, or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, agents, intermediaries, and other third parties, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with the FCPA, the U.K. Anti-Bribery Act and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws, we cannot assure you that they will be effective, or that all of our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties have not taken, or will not take actions, in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage, and other consequences. Any investigations, actions or sanctions could harm our reputation, business, results of operations, and financial condition.

Risks Related to Ownership of our Common Stock and Public Warrants

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

If we fail to satisfy the continued listing requirements of Nasdaq such as the corporate governance requirements or the minimum share price requirement, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of the securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum share price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of our business and growth strategy, and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Common Stock or other reasons may in the future cause it to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s and our Board’s attention and resources from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

The market price of shares of our Common Stock may be volatile, which could cause the value of stockholder investments to decline.

The market price of our Common Stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. Market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Common Stock regardless of our operating performance.

In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including:

•
variations in operating results or dividends, if any, to stockholders;
•
additions or departures of key management personnel;
•
publication of research reports about our industry;
•
litigation and government investigations;
•
changes or proposed changes in laws or regulations or differing interpretations or enforcement of laws or regulations affecting our business;
•
adverse market reaction to any indebtedness incurred or securities issued in the future;
•
changes in market valuations of similar companies;
•
adverse publicity or speculation in the press or investment community;
•
the development and sustainability of an active trading market for our Common Stock;
•
announcements by competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, or capital commitments; and
•
the impact of the COVID-19 pandemic (or future pandemics) on our management, employees, partners, customers, and operating results.

In response to any of the foregoing developments, the market price of shares of our Common Stock could decrease significantly. You may be unable to resell your shares at or above your purchase price.

If our operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of our Common Stock may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will consist of forward-looking statements, subject to the risks and uncertainties described in this Annual Report and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our Common Stock may decline as well. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

If securities or industry analysts do not publish research or reports about our business or publish negative reports, the market price of our Common Stock could decline.

The trading market for our Common Stock is influenced by the research and reports that industry or securities analysts publish about us and our business. If regular publication of research reports ceases, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume of our Common Stock to decline. Moreover, if one or more of the analysts who cover us downgrade our Common Stock or if reporting results do not meet their expectations, the market price of our Common Stock could decline.

We may issue additional shares of our Common Stock (including upon the exercise of warrants), which would increase the number of shares eligible for future resale in the public market and result in dilution to Company stockholders.

The Warrants became exercisable on September 2, 2022 provided in each case that we have an effective registration statement under the Securities Act covering the shares of our Common Stock issuable upon exercise of our Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders exercise their warrants on a cashless basis under the circumstances specified in the Warrant Agreement). Each Warrant entitles the holder thereof to purchase one share of our Common Stock at a price of $11.50 per whole share, subject to adjustment. In addition, the Convertible Notes initially will be convertible into approximately 13,043,473 shares of our Common Stock, subject to increase to the extent that we exercise our option to pay interest in kind with respect to the Convertible Notes rather than in cash (please see “Risk Factors—Risks Related to Ownership of our Common Stock—Our issued and outstanding notes may impact our financial results, result in the dilution of our stockholders, create downward pressure on the price of our Common Stock, and restrict our ability to raise additional capital or take advantage of future opportunities.”) The issuance of additional shares of our Common Stock as a result of any of the aforementioned transactions may result in dilution to the then-existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

We may issue additional shares of our Common Stock or other equity securities without stockholder approval, which would dilute stockholder ownership interests and may depress the market price of our Common Stock.

Pursuant to the Incentive Equity Plan, we may issue an aggregate of up to 17,659,531 shares of Common Stock as of January 1, 2023, which amount will be subject to increase from time to time. We may also issue additional shares of our Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

The issuance of additional shares or other equity securities of equal or senior rank would have the following effects:

•
existing stockholders’ proportionate ownership interest in us will decrease;
•
the amount of cash available per share, including for payment of dividends in the future, may decrease;
•
the relative voting strength of each share of previously outstanding common stock may be diminished; and
•
the market price of our Common Stock may decline.

There is no guarantee that our Warrants will ever be in the money, and they may expire worthless.

The exercise price for our Warrants is $11.50 per-share (subject to adjustment as described herein). We do not expect warrant holders to exercise their Warrants and, therefore, we do not expect to receive cash proceeds from any such exercise, for so long as Warrants are out-of-the money. There can be no assurance that Warrants will ever be in-the-money prior to their expiration and, as such, the Warrants may expire worthless. The last reported sales price for our Common Stock on March 28, 2023 was $1.33 per share.

We may amend the terms of our Public Warrants in a manner that may be adverse to holders of such warrants with the approval by the holders of at least 50% of the then outstanding our Public Warrants. As a result, the exercise price of our Public Warrants could be increased, the exercise period could be shortened and the number of shares of our Common Stock purchasable upon exercise of our Public Warrants could be decreased, all without any particular public warrant holder’s approval.

Our Public Warrants were issued in registered form under the Warrant Agreement. The Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity, mistake or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of such Public Warrants. Accordingly, we may amend the terms of our Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment and, solely with respect to any amendment to the terms of our Private Placement Warrants or any provision of the Warrant Agreement with respect to our Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. Although our ability to amend the terms of our Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash, shorten the exercise period or decrease the number of shares of our Common Stock purchasable upon exercise of a Public Warrant.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to holders of Public Warrants, thereby making such warrants worthless.

We have the ability to redeem all, but not less than all, of the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Common Stock equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. We may not redeem the warrants unless an effective registration statement under the Securities Act covering the shares of our Common Stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares is available throughout the minimum 30-day notice period discussed below. If and when our Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force warrant holders to (i) exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of their warrants. None of our Private Warrants will be redeemable by us in accordance with these provisions so long as they are held by the Sponsor, Jefferies LLC or their permitted transferees.

In addition, we have the ability to redeem all, but not less than all, of the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant, provided that the closing price of our Common Stock equals or exceeds $10.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met, including that holders will be able to exercise their warrants on a “cashless basis” prior to redemption for a number of shares of our Common Stock determined based on the period of time to expiration of the warrants and the redemption fair market value of our Common Stock, both as set forth in a table in the Warrant Agreement. (See “Description of Securities—Warrants—Our Public Warrants—Redemption of Warrants when the price per share of our Common Stock equals or exceeds $10.00.”) If and when our Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had been able to exercise their warrants at a later time at which the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received on a cashless exercise basis is capped at 0.361 of a share of our Common Stock per warrant (subject to adjustment) irrespective of the remaining life of our Public Warrants. If the closing price of our Common Stock is less than $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders, we may only redeem our Public Warrants in accordance with these provisions if we concurrently redeem the outstanding Private Warrants (other than Private Warrants held by the Sponsor, Jefferies LLC and their permitted transferees) on the same terms.

In the event that we elect to redeem our Public Warrants in either of the scenarios described above we would only be required to have the notice of redemption mailed by first class mail, postage prepaid, by us not less than thirty (30) days prior to the redemption date to the registered holders of the outstanding warrants to be redeemed at their last addresses as they shall appear on the registration books. Any notice mailed in the manner provided above will be conclusively presumed to have been duly given whether or not the registered holder of the warrants received such notice. We are not contractually obligated to notify investors when our Public Warrants become eligible for redemption, and we do not intend to so notify investors upon eligibility of the warrants for redemption.

The Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.

The Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. However, Section 22 of the Securities Act provides that federal and state courts have concurrent jurisdiction over lawsuits brought under the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the Warrant Agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any our Warrants shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a foreign action) in the name of any holder of our Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an enforcement action), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

Provisions in our organizational documents and provisions of Delaware General Corporation Law (DGCL) may delay or prevent an acquisition by a third party that could otherwise be in the interests of stockholders.

Our organizational documents contain several provisions that may make it more difficult or expensive for a third party to acquire control of us without the approval of our Board. These provisions, which may delay, prevent or deter a merger, acquisition, tender offer, proxy contest, or other transaction that stockholders may consider favorable, include the following:

•
the division of our Board into three classes and the election of each class for three-year terms;
•
advance notice requirements for stockholder proposals and director nominations;
•
provisions limiting stockholders’ ability to call special meetings of stockholders and to take action by written consent;
•
restrictions on business combinations with interested stockholders;
•
in certain cases, the approval of holders representing at least two-thirds of the total voting power of the shares entitled to vote will be required for stockholders to adopt, amend or repeal certain provisions of the Bylaws, or amend or repeal certain provisions of the Certificate of Incorporation;
•
no cumulative voting; and
•
the ability of the Board to designate the terms of and issue new series of preferred stock without stockholder approval, which could be used, among other things, to institute a rights plan that would have the effect of significantly diluting the stock ownership of a potential hostile acquirer, likely preventing acquisitions by such acquirer.

These provisions of our organizational documents could discourage potential takeover attempts and reduce the price that investors might be willing to pay for the shares of our Common Stock in the future, which could reduce the market price of the common stock. For more information, see the section titled “Description of Securities”.

The provision of our Certificate of Incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware and the federal district courts of the United States for certain types of lawsuits may have the effect of discouraging lawsuits against directors and officers.

Our Certificate of Incorporation provides that, unless otherwise consented to by us in writing, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for the following types of actions or proceedings: (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any of our current or former director, officer, stockholder, employee or agent to us or our stockholders; (iii) any action asserting a claim against us or any of our current or former director, officer, stockholder, employee or agent relating to any provision of the DGCL or the Certificate of Incorporation or the Bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware; and (iv) any action asserting a claim against us or any of our current or former director, officer, stockholder, employee or agent governed by the internal affairs doctrine of the State of Delaware, in each such case unless the Court of Chancery (or such other state or federal court located within the State of Delaware, as applicable) has dismissed a prior action by the same plaintiff asserting the same claims because such court lacked personal jurisdiction over an indispensable party named as a defendant therein. Our Certificate of Incorporation further provides that, unless otherwise consented to by us in writing to the selection of an alternative forum, the federal district courts of the United States will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint against any person in connection with any offering of our securities, asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in our securities will be deemed to have notice of and consented to this provision.

Although our Certificate of Incorporation contains the choice of forum provisions described above, it is possible that a court could rule that such provisions are inapplicable for a particular claim or action or that such provisions are unenforceable. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. In addition, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and, therefore, the exclusive forum provisions described above do not apply to any actions brought under the Exchange Act.

Although we believe these provisions will benefit us by limiting costly and time-consuming litigation in multiple forums and by providing increased consistency in the application of applicable law, these exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and other employees.

We have no current plans to pay cash dividends on our Common Stock. As a result, stockholders may not receive any return on investment unless they sell their Common Stock for a price greater than the purchase price.

We have no current plans to pay dividends on our Common Stock. Any future determination to pay dividends will be made at the discretion of our Board, subject to applicable laws. It will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual, legal, tax and regulatory restrictions, general business conditions, and other factors that our Board may deem relevant. In addition, the ability to pay cash dividends may be restricted by the terms of debt financing arrangements, as any future debt financing arrangement likely will contain terms restricting or limiting the amount of dividends that may be declared or paid on our Common Stock. As a result, stockholders may not receive any return on an investment in our Common Stock unless they sell their shares for a price greater than that which they paid for them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate headquarters in Baltimore, Maryland consist of office space that is currently leased on a month-to-month basis. We lease and maintain additional offices in the United States, including Portland, Oregon, and internationally in the United Kingdom, Chile, and India. We believe that our current facilities are adequate to meet our ongoing needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Since the beginning of the COVID-19 pandemic, we have shifted our approach from almost entirely in-person to a flexible work environment that is comprised of in-person, hybrid in-person and remote, and 100% remote. We consider our 100% remote team part of our “Global Office” and that team is properly supported and securely enabled for remote-only work. Our hybrid team has access to work in-person and remote from designated offices around the world, and our in-person teams have designated offices they report to for work.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition or cash flows. We have received, and may in the future continue to receive, claims from third parties asserting, among other things, infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves, our partners and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our Common Stock trades on the Nasdaq Global Market under the ticker symbol "ZFOX." Prior to the consummation of the Business Combination, L&F’s Class A Ordinary Shares were listed on the NYSE American under the symbol “LNFA.”

Public Warrants

Our Public Warrants trade on the Nasdaq Capital Market under the ticker symbol "ZFOXW." Prior to the consummation of the Business Combination, L&F’s warrants were listed on the NYSE American under the symbol “LNFA WS.”

Holders of Record

At January 31, 2023, there were 176 holders of record of our Common Stock and 3 holders of record of our Public Warrants. We believe the actual number of beneficial owners of our Common Stock and Public Warrants is greater than this number of record holders and includes beneficial owners whose shares are held in street name by brokers, banks and other nominees.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not expect to pay any dividends on our capital stock in the foreseeable future. Additionally, our ability to pay dividends is limited by restrictions on our ability to pay dividends or make distributions under the terms of our loan and security agreement with Stifel Bank. Any future determination to declare dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our Board of Directors may deem relevant.

Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ZEROFOX HOLDINGS, INC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements. Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations of ZeroFox Holdings, Inc. section to ‘‘ZeroFox,’’ ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ and other similar terms refer to ZeroFox Holdings, Inc. and its consolidated subsidiaries after the Business Combination.

Overview

ZeroFox was formed through the merger of ZeroFox, Inc., ID Experts Holdings, Inc., and L&F Acquisition Corp (L&F) on August 3, 2022. ZeroFox, Inc. was founded in 2013 with the vision that the emergence and adoption of social media, mobile applications, and cloud computing by enterprises would fundamentally change the cybersecurity paradigm. Social media represents much more than a platform where individuals connect online. The adoption of social media revolutionized the way people communicate with each other and, subsequently, how enterprises and organizations enable communication among employees, customers, partners, and prospects. Mobile applications accelerated the digital transformation in which earlier versions of the web would need to become interactive and persist across multiple modern mediums. Furthermore, cloud computing’s continued evolution and adoption demonstrate how organizations are more comfortable with data residing beyond their traditional security perimeter outside of the historical boundaries of IT governance and control.

We provide customers with an innovative and comprehensive platform for external cybersecurity that protects organizations from threats outside the traditional corporate perimeter (our Platform). Our Platform protects our customers from threats to their organizations, brands, digital assets, and people. These threats include targeted phishing attacks, account takeovers, credential theft, data leakage, domain spoofing, and impersonations to name a few.

Our cloud-native platform combines protection, intelligence, adversary disruption, and response services into an integrated solution.

Our protection capabilities continuously monitor social, mobile, surface web, deep and dark web, email, and collaboration platforms and use artificial intelligence-powered analytics to identify threats. Our Platform processes millions of pieces of content, rich media, posts, messages, global intelligence, and threat actor activity across the digital landscape, including, without limitation, mobile app stores, social media sites, dark web forums, and discrete content sources. With the data we collect and process, we identify targeted phishing attacks, credential compromise, data exfiltration, brand hijacking, and executive and location threats across the public-facing surface web as well as the deep and dark web.

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

We sell subscriptions to our Platform to organizations of all sizes across multiple industries. We primarily sell subscriptions through our direct sales teams that leverage our global network of channel partners. A majority of our customers purchase subscription agreements with a term of one year. Our subscription agreements are generally priced on the number of assets protected and the desired levels of services. We generally recognize our subscription agreements ratably over the term of the agreement.

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

As of January 31, 2023, we had over 1,200 subscription customers in 57 countries. One customer accounted for 47% of our revenue during period from August 4, 2022, to January 31, 2023 (the “Successor Period”).

COVID-19

The COVID-19 pandemic has further accelerated the movement toward a digital-first strategy for nearly every organization. Given unprecedented work from home arrangements and consumers’ increasing reliance on digital engagement for products and services, organizations and their security teams must implement new security strategies that protect against external threats to ensure trust and reduce risk. We believe that enterprises will face growing attacks on their public attack surface as modern IT infrastructure will be characterized by greater decentralization and collaboration that is dependent upon public networks.

We have shifted our approach from almost entirely in-person to a flexible work environment that is composed of in-person, hybrid in-person and remote, and fully remote. Our fully remote global team is supported and enabled for remote-only work. Our hybrid team has access to work in-person from designated offices and remote, and our in-person teams have designated offices they report to for work. The impact of the COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the situation and may take further actions that alter our business operations or that we determine are in the best interests of our employees, customers, partners, and other constituents. We do not know the full extent to which the COVID-19 pandemic may impact our business and our financial performance. For additional information related to risks related to the COVID-19 pandemic, see “Risk Factors—The COVID-19 pandemic could adversely affect our business, operating results, and financial condition".

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

Recent Acquisitions

On August 3, 2022, we completed the previously announced merger between L&F Acquisition Corp. (L&F), ZeroFox, Inc. and ID Experts Holdings, Inc. (IDX). The successful completion of the merger combined the innovative platforms of ZeroFox, Inc. and IDX, providing customers a suite of external cybersecurity and identity and privacy protection solutions across a wide array of exposures, strengthened the Company's balance sheet through the repayment of $50.2 million of debt, and provided $50.0 million of total net cash proceeds to continue to fund the Company's ongoing growth and innovation.

Key Factors Affecting Performance

New Customer Acquisition

Our future growth depends in large part on our ability to acquire new customers. To attract new customers, we have invested, and will continue to invest, in our sales and marketing efforts. Many organizations have not yet adopted external cybersecurity solutions and our business and operating results will be affected by the rate at which organizations adopt our solutions. We believe our Platform addresses the evolving needs of organizations of all sizes and industries and coupled with our go-to-market strategy, presents significant opportunities for growth.

Investing in Growth

We intend to continue to invest in our business so that we can capitalize on our market opportunity. We intend to continue to invest in sales and marketing to grow our sales team, expand our brand recognition and optimize our channel partner network. We also intend to continue to invest in our research and development team to build additional functionality and enhance existing functionality in our Platform to extend our capabilities as our success is dependent on our ability to further our technological leadership. Additionally, we plan to evaluate strategic acquisitions of businesses and technologies to expand and enhance the functionality of our Platform.

Our investments in growth may adversely affect our operating results in the near term. However, we expect that these investments will contribute to our long-term growth and success.

If these investments do not lead to expected revenue growth, our operating losses may increase, we may not achieve profitability, and our growth rates may slow.

Retention and Expansion of Customers

Our ability to increase revenue depends in large part on our ability to retain our existing customers and grow the value of their subscriptions. We focus on increasing sales to our existing customers by increasing the number of protected assets and corresponding intelligence services delivered on and through our External Cybersecurity Platform. We intend to expand existing capabilities and launch new features which we believe will contribute to increased adoption by our growing base of customers. Our ability to expand within our customer base, particularly large enterprise and government customers, will depend on a number of factors, including platform performance, competitive offerings, pricing, overall changes in our customers’ spending levels, and the effectiveness of our efforts to help our customers realize the benefits of our Platform.

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic directions.

Subscription Customers

We believe that the size of our customer base is an indicator of our market adoption and that our net new customer additions are an indicator of the growth of our business. We focus our sales and marketing efforts on large enterprises and medium-sized businesses. We define a subscription customer as any entity that has entered into a distinct agreement for access to our Platform for which the term has not ended or with which we are continuing to provide service and negotiating a renewal contract that expired within 90 days of the applicable measurement date. We do not consider our channel partners as subscription customers, and we treat managed service security providers, who may purchase our products on behalf of multiple companies, as a single subscription customer. As of January 31, 2023, the Company had over 1,200 subscription customers.

Annual Recurring Revenue ("ARR")

We believe that ARR is a key operating metric to measure our business as changes in ARR reflect our ability to acquire net new customers and to maintain, retain, and expand our relationships with our existing customers. We define ARR as the annualized contract value of all recurring revenue related to contracts in place at the end of the reporting date assuming any contract is renewed on its existing terms. We continue to include ARR from customers whose term has expired within 90 days of the applicable measurement date for which we are actively negotiating renewal. As of January 31, 2023, the Company had an ARR of $156.7 million.

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

Services revenue includes breach response, training, and investigative services. Our breach response services can be priced on either a fixed price or variable price arrangement. A typical breach response arrangement includes breach notification services and a period of identity protection services. We recognize revenue for the breach notification services on completion of the notification and the identity protection services on a ratable basis over the contract term, which is typically 15 months. Our training and investigative services are generally priced on a fixed-fee basis and revenue is recognized as the services are performed.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing, and general and administrative expenses. Personnel-related expenses, including salaries, bonuses, commissions, benefits, and stock-based compensation are the most significant components of each of these categories. Operating expenses also include allocated overhead costs.

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

We expect research and development expenses to increase in absolute dollars as we continue to invest in our Platform and services. However, we anticipate research and development expenses to decrease as a percentage of our revenue over time. Our research and development expenses may fluctuate as a percentage of our revenue from period-to-period depending on the timing of these expenses and the capitalization of expenses that qualify as internal-use software.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs for our sales and marketing teams, including salaries, commissions, bonuses, benefits, and stock-based compensation. Sales and marketing expenses also include conferences, branding and other marketing events, software services, subscription services, travel and related expenses, amortization of acquired customer relationships, and allocated overhead costs. We capitalize and amortize sales commissions from the initial acquisition of a customer subscription agreement to sales and marketing expense over the estimated customer life. We capitalize and amortize sales commissions from breach service arrangements to sales and marketing expense over the service period. We capitalize and amortize commissions paid for the renewal of a customer’s subscription over the term of the renewal.

We expect sales and marketing expenses to increase in absolute dollars as we continue to invest in our sales and marketing organization to drive additional revenue, further penetrate our market, and expand our global customer base. However, we anticipate sales and marketing expenses to decrease as a percentage of our revenue over time. Our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period depending on the timing of these expenses.

General and Administrative

General and administrative expenses consist primarily of personnel costs for our executive, finance, legal, human resources, and information technology teams, including salaries, bonuses, benefits, and stock-based compensation. General and administrative expenses also include professional fees for external accounting, legal, and other advisory services, insurance, software and subscription services, travel and related expenses, facilities-related expenses, amortization of acquired trade names, and allocated overhead costs.

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

Provision for Income Taxes

Provision for income taxes consists primarily of pre-tax losses and the reduction of deferred tax liabilities associated with the amortization of intangible assets with no tax basis acquired through the Business Combination. The provision also includes income taxes in foreign jurisdictions in which the Company operates.

Results of Operations

Results for the Period August 4, 2022, to January 31, 2023 (Successor) and February 1, 2022 to August 3, 2022 Compared to the Year Ended January 31, 2022 (Predecessor)

This section describes the results of the Company following the completion of the Business Combination which is the period August 4, 2022, to January 31, 2023 (the "Successor Period") and the results of the Predecessor for the current year up until the completion of the Business Combination with a comparison to the results of the Predecessor's prior year. There is no comparative analysis between the Successor Period and prior periods presented in the Consolidated Statement of Comprehensive Loss as there is a lack of comparability between the periods presented. The Successor Period includes the consolidated results of the Company, including the results of its consolidated subsidiaries, ZeroFox, Inc. and ID Experts Holdings, Inc. The prior periods presented include only the consolidated results of the Company's predecessor, ZeroFox, Inc.

The following table sets forth our results of operations:

	Successor	Predecessor
(dollars in thousands)	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022
Revenue
Subscription	$31,679	$27,946	$45,117
Services	56,707	1,291	2,316
Total revenue	88,386	29,237	47,433
Cost of revenue
Subscription (1)	18,225	8,349	15,181
Services (1)	43,600	457	1,176
Total cost of revenue	61,825	8,806	16,357
Gross profit	26,561	20,431	31,076
Operating expenses
Research and development (1)	12,134	8,092	12,810
Sales and marketing (1)	35,859	18,516	29,873
General and administrative (1)	18,218	10,093	16,408
Goodwill impairment	698,650	—	—
Total operating expenses	764,861	36,701	59,091
Loss from operations	(738,300)	(16,270)	(28,015)
Interest expense, net	(7,867)	(2,965)	(3,585)
Change in fair value of warrant liability	5,364	(2,059)	(7,375)
Change in fair value of sponsor earnout shares	9,634	—	—
Loss before income taxes	(731,169)	(21,294)	(38,975)
(Benefit from) provision for income taxes	(10,522)	111	(536)
Net loss after tax	$(720,647)	$(21,405)	$(38,439)

(1) includes stock-based compensation expense as follows:

(dollars in thousands)	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022
Cost of revenue - subscription	$97	$18	$50
Cost of revenue - services	36	2	—
Research and development	452	114	97
Sales and marketing	518	218	222
General and administrative	1,397	510	327
Total stock-based compensation expense	$2,500	$862	$696

The following tables disclose the components of our and the Predecessor's Consolidated Statements of Comprehensive Loss as a percentage of revenue for the Successor Period, the Predecessor’s results for February 1, 2022, to August 3, 2022, and the Predecessor’s prior year:

(as a percentage of total revenue)	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022
Revenue
Subscription	36%	96%	95%
Services	64%	4%	5%
Total revenue	100%	100%	100%
Cost of revenue
Subscription (1)	20%	29%	32%
Services (1)	50%	2%	2%
Total cost of revenue	70%	31%	34%
Gross profit	30%	69%	66%
Operating expenses
Research and development (1)	14%	28%	27%
Sales and marketing (1)	41%	63%	63%
General and administrative (1)	21%	35%	35%
Goodwill impairment	790%	—	—
Total operating expenses	866%	126%	125%
Loss from operations	-836%	-57%	-59%
Interest expense, net	-9%	-10%	-8%
Change in fair value of warrant liability	6%	-7%	-16%
Change in fair value of sponsor earnout shares	11%	0%	0%
Loss before income taxes	-828%	-74%	-83%
(Benefit from) provision for income taxes	-12%	0%	-1%
Net loss after tax	-816%	-74%	-82%

(1) includes stock-based compensation expense as follows:

(as a percentage of total revenue)	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022
Cost of revenue - subscription	0%	0%	0%
Cost of revenue - services	0%	0%	0%
Research and development	1%	0%	0%
Sales and marketing	1%	1%	0%
General and administrative	2%	2%	1%
Total stock-based compensation expense	4%	3%	1%

Revenue

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022	$	%
Subscription revenue	$31,679	$27,946	$45,117	$(17,171)	-38%
Services revenue
Breach	54,791	—	—	—	0%
Other services	1,916	1,291	2,316	(1,025)	-44%
Total services revenue	56,707	1,291	2,316	(1,025)	-44%
Total	$88,386	$29,237	$47,433	$(18,196)	-38%
Revenue was $88.4 million for the Successor Period, including $31.7 million for subscription and $56.7 million for services. Services revenue was primarily made up of breach response services of $54.8 million.

Revenue was $29.2 million for the period February 1, 2022, to August 3, 2022, including $27.9 million for subscription and $1.3 million for services. Revenue was $47.4 million for the year-end ended January 31, 2022, including $45.1 million for subscription and $2.3 million for services. The reduction in revenue for the period February 1, 2022, to August 3, 2022, as compared to the year ended January 31, 2022, is due to the difference in the number of days between the two periods under comparison.

Cost of Revenue, Gross Profit, and Gross Margin

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 through January 31, 2023	February 1, 2022 through August 3, 2022	Year Ended January 31, 2022	$	%
Subscription cost of revenue	$18,225	$8,349	$15,181	$(6,832)	-45%
Services cost of revenue	43,600	457	1,176	(719)	-61%
Total cost of revenue	61,825	8,806	16,357	(7,551)	-46%
Subscription gross profit	13,454	19,597	29,936	(10,339)	-35%
Services gross profit	13,107	834	1,140	(306)	-27%
Total gross profit	$26,561	$20,431	$31,076	$(10,645)	-34%
Subscription gross margin	42%	70%	66%
Services gross margin	23%	65%	49%
Total gross margin	30%	69%	67%

Cost of revenue was $61.8 million for the Successor Period, including $18.2 million for subscription and $43.6 million for services. Cost of revenue for subscription was primarily made up of $5.8 million for salaries, benefits, and other compensation related costs for employees that support the subscription platforms; $9.4 million for amortization of acquired technology assets; and $2.0 million for acquired data and software. Cost of revenue for services was primarily made up of $32.7 million for acquired data, $5.4 million for amortization of deferred contract set up costs, and $2.1 million for salaries, benefits and other compensation related costs for employees that deliver the Company's professional service offerings.

Gross profit and gross profit margin for the Successor Period were $26.6 million and 30%, respectively. Gross profit and gross profit margin for subscription for the Successor Period were $13.5 million and 42%, respectively. Gross profit and gross profit margin for services for the Successor Period were $13.1 million and 23%, respectively.

Cost of revenue was $8.8 million for the period February 1, 2022, to August 3, 2022, including $8.3 million for subscription and $0.5 million for services. Cost of revenue for subscription was primarily made up of $5.5 million for salaries, benefits, and other compensation related costs for employees that support the subscription platforms and $1.7 million for acquired data and software. Cost of revenue for services was primarily made up of $0.5 million for salaries, benefits and other compensation related costs for employees that deliver the Company's service offerings.

Cost of revenue was $16.4 million for year ended January 31, 2022, including $15.2 million for subscription and $1.2 million for services. Cost of revenue for subscription was primarily made up of $10.6 million for salaries, benefits, and other compensation related costs for employees that support the subscription platforms and $2.9 million for acquired data and software. Cost of revenue for services was primarily made up of $1.2 million for salaries, benefits and other compensation related costs for employees that deliver the Company's professional service offerings. The reduction in cost of revenue for the period February 1, 2022, to August 3, 2022, as compared to the year ended January 31, 2022, is due to the difference in the number of days between the two periods under comparison.

Research and Development

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022	$	%
Research and development	$12,134	$8,092	$12,810	$(4,718)	-37%

Research and Development cost was $12.1 million for the Successor Period. Research and Development cost was primarily made up of $10.0 million for salaries, benefits, and other compensation related costs for employees in software engineering and product development functions and $1.0 million for hosting, acquired software, and software services.

Research and Development cost was $8.1 million for the period February 1, 2022, to August 3, 2022. Research and Development cost was primarily made up of $7.4 million for salaries, benefits, and other compensation related costs for employees in software engineering and product development functions and $0.6 million for hosting, acquired software, and software services.

Research and Development cost was $12.8 million for the year ended January 31, 2022. Research and Development cost was primarily made up of $11.0 million for salaries, benefits, and other compensation related costs for employees in software engineering and product development functions and $0.9 million for hosting, acquired software, and software services. The reduction in Research and Development cost for the period February 1, 2022, to August 3, 2022 as compared to the year ended January 31, 2022, is due to the difference in the number of days between the two periods under comparison.

Sales and Marketing

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022	$	%
Sales and marketing	$35,859	$18,516	$29,873	$(11,357)	-38%

Sales and Marketing cost was $35.9 million for the Successor Period. Sales and Marketing cost was primarily made up of $19.1 million for salaries, benefits, and other compensation related costs for employees in sales and marketing functions, and $11.9 million for amortization of acquired customer relationships intangible assets.

Sales and Marketing cost was $18.5 million for the period February 1, 2022, to August 3, 2022. Sales and Marketing cost was primarily made up of $13.2 million for salaries, benefits, and other compensation related costs for employees in sales and marketing functions and $1.7 million for marketing activities including field events and online advertising.

Sales and Marketing cost was $29.9 million for the year ended January 31, 2022. Sales and Marketing cost was primarily made up of $23.3 million for salaries, benefits, and other compensation related costs for employees in sales and marketing functions and $2.3 million for marketing activities including field events and online advertising. The reduction in Sales and Marketing cost for the period February 1, 2022, to August 3, 2022, as compared to the year ended January 31, 2022, is due to the difference in the number of days between the two periods under comparison.

General and Administrative

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022	$	%
General and administrative	$18,218	$10,093	$16,408	$(6,315)	-38%

General and Administrative cost was $18.2 million for the Successor Period. General and Administrative cost was primarily made up of $6.9 million for salaries, benefits, and other compensation related costs for employees primarily in executive leadership, finance, accounting human resources, legal, and corporate IT; $5.0 million for professional service fees, primarily legal and audit services; $1.9 million for amortization of acquired trade names intangible assets; $1.7 million for insurance; and $1.0 million for rent and utilities.

General and Administrative cost was $10.1 million for the period February 1, 2022, to August 3, 2022. General and Administrative cost was primarily made up of $4.1 million for salaries, benefits, and other compensation related costs for employees primarily in executive leadership, finance, accounting human resources, legal, and corporate IT; $3.4 million for professional service fees, primarily legal and audit services; $0.8 for rent and related expenses; and $0.4 million for amortization of intangible assets.

General and Administrative cost was $16.4 million for the year ended January 31, 2022. General and Administrative cost was primarily made up of $7.5 million for professional service fees, primarily legal and audit services; $5.4 million for salaries, benefits, and other compensation related costs for employees primarily in executive leadership, finance, accounting human resources, legal, and corporate IT; and $0.6 million for depreciation and amortization of intangible assets. The reduction in General and Administrative cost for the period February 1, 2022, to August 3, 2022, as compared to the year ended January 31, 2022, is due to the difference in the number of days between the two periods under comparison.

Goodwill Impairment

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022	$	%
Goodwill impairment	$698,650	$—	$—	$—	0%

The goodwill impairment charge was $698.7 million for the Successor Period. The Company completed an interim goodwill impairment assessment, which resulted in an estimated fair value of the Company's single reporting unit of $675.0 million. The estimated fair value of the reporting unit was below its carrying value of $1,373.7 million.

The Predecessor recognized no goodwill impairment charges for the period February 1, 2022, to August 3, 2022, or for the year ended January 31, 2022.

Interest Expense, Net

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022	$	%
Interest expense, net	$7,867	$2,965	$3,585	$(620)	-17%

Interest expense was $7.9 million for the Successor Period. Interest expense was primarily made up of $6.6 million for payment-in-kind interest at an annual rate of 8.75% on the Company's Convertible Notes and $1.1 million for a prepayment penalty associated with the repayment of the Predecessor's notes payable to Orix Growth Capital, LLC.

Interest expense was $3.0 million for the period February 1, 2022, to August 3, 2022. Interest expense was primarily related to interest payments for the Predecessor's credit agreements with Stifel Bank and Orix Growth Capital, LLC.

Interest expense was $3.6 million for the year ended January 31, 2022. The reduction in interest expense for the period February 1, 2022, to August 3, 2022, as compared to the year ended January 31, 2022, is due to the difference in the number of days between the two periods under comparison, offset by increases in the Company's debt balances and rising interest rates for notes with variable interest rates.

Change in the Fair Market Value of Sponsor Earnout Shares

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022	$	%
Change in fair value of sponsor earnout shares	$9,634	$—	$—	$—	0%

The change in the fair market value of the Sponsor Earnout Shares was a gain of $9.6 million. The gain was due to the recognition of the initial Sponsor Earnout Shares liability of $12.1 million as part of the Business Combination and thus, no recognition of loss in the Company's Successor Period and the mark-to-market adjustment of $(9.6) million, reducing the liability to its January 31, 2023, fair value of $2.5 million. The reduction in the fair market value of the Sponsor Earnout Shares liability was primarily driven by the reduction in the public trading price of the Company's Common Stock from August 3, 2022, to January 31, 2023.

There was no gain or loss recognized for change in fair market value of the Sponsor Earnout Shares for the period February 1, 2022, to August 3, 2022, or the year ended January 31, 2022, as the liability for the Sponsor Earnout Shares was only recognized as part of the completion of the Business Combination on August 3, 2022.

Change in the Fair Market Value of Warrants

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022	$	%
Change in fair value of warrant liability	$5,364	$(2,059)	$(7,375)	$5,316	-72%

The change in fair market value of warrants was a gain of $5.4 million for the Successor Period. The gain was due to the change in fair value of the Company's Public Warrants and Private Warrants. The liability for the Company's Public Warrants and Private Warrants was recorded at fair value as of August 3, 2022, a balance of $7.9 million. The Company recorded a mark to market adjustment of $(5.4) million reducing the liability to its January 31, 2023, fair value of $2.6 million. The reduction in the fair value of the Company's warrant liability was driven by the reduction in the public trading price for the Company's Publicly Warrants from August 3, 2022, to January 31, 2023. The Company's Private Warrants are economically similar to the Public Warrants and as such, use the price of the Company's Publicly Warrants price as an indicator of fair value.

The change in fair market value of warrants was a loss of $2.1 million for the period February 1, 2022, to August 3, 2022. The loss recognized during the period February 1, 2022, to August 3, 2022, reflected the increase in the estimated fair value of the Predecessor's common stock.

The change in fair market value of warrants was a loss of $7.4 million for the year ended January 31, 2022. The loss recognized during the year ended January 31, 2022, reflected the increase in the estimated fair value of the Predecessor's common stock. The reduction in change in the fair market value for warrants for the period February 1, 2022, to August 3, 2022, as compared to the year ended January 31, 2022, is due to a larger relative increase in the estimated fair value for the Company's Common Stock during the year ended January 31, 2022, as compared to the period February 1, 2022, to August 3, 2022.

Provision for Income Taxes

	Successor	Predecessor		Change
(dollars in thousands)	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022	$	%
(Benefit from) provision for income taxes	$(10,522)	$111	$(536)	$647	-121%

The benefit from income taxes was $10.5 million for the Successor Period. The benefit was primarily due to the impact of pre-tax losses offset by the impairment of non-deductible goodwill.

Due to the sustained net losses, the Predecessor had recorded a full valuation allowance against all its deferred tax assets during the period February 1, 2022, to August 3, 2022, and for the year ended January 31, 2022. The provision for income taxes during the period February 1, 2022, to August 3, 2022 was related to income taxes of our foreign subsidiaries.

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

Description

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

Judgments and Uncertainties

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

Subscription revenue: Subscription revenue consists of revenue from subscriptions to access our Platform together with related data and support service offerings. Revenue is recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Customers have the option to purchase additional subscription and support services at a stated price. These options do not represent an additional performance obligation that would require an allocation of the transaction price.

Services revenue, breach services: The typical breach services arrangement includes three performance obligations: notification, identity protection services enrollment call center, and identity protection services. The notification and identity protection services are considered distinct performance obligations. Revenue is allocated to the notification and identity protection services based on the SSP of each, using the relative selling price method of allocation. We apply judgment in determining SSP for our performance obligations utilizing our observable standalone sales, sales of bundled items when standalone sales are not available, and our overall pricing methodology. Revenue for the notification performance obligation is recognized when the notifications are sent and the identity protection service is recognized over the service period, which is typically 15 months. At inception of the contract, there is an element of variable consideration related to our estimate of the enrollment in the identify protection services call center as the actual amount is unknown until completion of the call center term.

Services revenue, all other: All of our services are considered distinct performance obligations when sold on a stand-alone basis. Revenue is generally recognized at the point in time when the professional service is delivered.

Sensitivity of Estimate to Change

We do not expect relative SSP estimates to change materially period to period.

Services revenue accounted for 64% of total revenue for the Successor Period. Most breach services arrangements include performance obligations satisfied at both a point-in-time and over time. An assumed 10% relative shift in SSP estimates to point-in-time performance obligations versus over time would not cause a material increase in revenue for the Successor Period.

Subscription revenue accounted for 36% of total revenue for the Successor Period. Some customer arrangements include both subscription performance obligations that are satisfied over time and service-related performance obligations that are satisfied at a point-in-time. An assumed 10% relative shift in SSP estimates to point-in-time performance obligations versus over time would not cause a material increase in revenue for the Successor Period.

Deferred Contract Acquisition Costs

Description

Contract acquisition costs are related to sales commissions earned, which represent incremental costs to obtain a contract. We amortize the initial commissions over the longer of the customer relationship or over the same period as the initial revenue arrangement to which these costs relate.

Judgments and Uncertainties

The critical accounting estimate for deferred contract acquisition costs is the amortizable life of the asset. We have estimated the period of benefit for new customer relationships to be 3 years. Management monitors trends in customer attrition and the typical term of service arrangements to determine if the estimated amortizable life estimate should be updated.

Sensitivity of Estimate to Change

We do not expect the useful life estimate to deviate materially period to period. The decrease to amortization expense for the Successor Period for change of one year to the estimated life of our customer relationships would be approximately $0.3 million.

Stock-Based Compensation

Description

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires that the cost of awards of equity instruments offered in exchange for employee services, including employee stock options and restricted stock unit awards (RSUs), be measured based on the grant-date fair value of the award. We determine the fair value of options granted using the Black-Scholes model, which requires the input of subjective assumptions. We recognize the fair value of stock option awards, net of estimated forfeitures, over the period which an employee is required to provide service in exchange for the award, generally the vesting period. The fair value of restricted stock unit awards is based on the closing price of our Common Stock on the date of grant. We recognize the fair value of restricted stock unit awards, net of estimated forfeitures, as expense over the requisite service period of the awards.

Judgments and Uncertainties

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
•
Expected Volatility. As our Common Stock has been publicly traded only for a short time, we estimate the expected volatility based on historical volatilities of comparable public traded companies. The Company expects to continue to use this methodology until such time as the Company’s Common Stock has a sufficient amount of historical data to reasonably calculate the volatility of the Company’s Stock.
•
Risk-free interest rate. We use the U.S. Treasury yield for a period that corresponds to the expected term of the award.
•
Dividend yield. We do not currently issue dividends and do not expect to issue dividends in the foreseeable future. Accordingly, our dividend yield is zero.
•
The Company estimates the rate of option forfeiture by monitoring the rate of employee turnover and average tenure at separation of employment.

Sensitivity of Estimate to Change

These estimates involve inherent uncertainties and the application of management’s judgement. If the Company had made different assumptions, the Company’s stock-based compensation expense and its net loss could have been materially different.

An increase in risk-free interest rate will reduce the estimated fair value of a stock option grant, while a decrease in these factors will have an opposite effect.

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

Business Combinations

Description

We account for the acquisition of a business using the acquisition method of accounting, which requires us to estimate the fair values of the tangible and intangible assets acquired and liabilities assumed. When determining the fair value of assets acquired and liabilities assumed, we make estimates and assumptions, especially with respect to intangible assets such as identified acquired technology and customer relationships. We generally determine the fair value of acquired technology using the relief from royalty method. We determine the fair value of customer relationships using the multi-period excess earnings method, a form of the income approach.

Significant changes in assumptions and estimates subsequent to completing the allocation of the purchase price to the assets and liabilities acquired, as well as differences in actual and estimated results, could result in material impacts to our financial results. Additional information related to the acquisition date fair value of acquired assets and liabilities obtained during the allocation period, not to exceed one year, may result in changes to the recorded values of acquired assets and liabilities, resulting in an offsetting adjustment to the goodwill associated with the business acquired.

Judgments and Uncertainties

Estimates in valuing identifiable intangible assets include, but are not limited to, the selection of valuation methodologies, future expected cash flows, discount rates, and useful lives. Our estimate of fair value is based on assumptions we believe to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates.

Sensitivity of Estimate to Change

Additional information related to the acquisition date fair value of acquired assets and liabilities obtained during the measurement period, not to exceed one year, may result in changes to the recorded values of acquired assets and liabilities. Offsetting adjustments are recorded to goodwill. Any adjustments made after the measurement period will be reflected in the Consolidated Statements of Operations.

The impact to our financial statements for a change of one year to the estimated lives our acquired intangible assets would be approximately $4.5 million for the Successor Period.

Goodwill

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

Judgments and Uncertainties

Management applies judgement to determine the number of reporting units and if circumstances or events indicate if an impairment may exist. We have determined that the Company operates as a single reporting unit. As such, we perform the impairment assessment for goodwill at the enterprise level.

We determine the fair value of our reporting unit using a combination of the income and market approaches. The results from each of these approaches are weighted appropriately taking into account the relevance and availability of data at the time we perform the valuation. The estimate of the fair value of the related reporting unit includes several judgments, each with inherent uncertainties such as projections of revenue growth rates, gross margin, and projected future cash flows of the reporting unit and the discount rate applied to those projected future cash flows.

The discount rate used in the income approach is based on our weighted-average cost of capital and may be adjusted for the relevant risks associated with business-specific characteristics and any uncertainty related to the reporting unit's ability to execute on the projected future cash flows. Under the market approach, the fair value is determined using certain financial metrics of publicly traded companies and historically completed transactions of comparable businesses. The selection of comparable businesses requires judgment and is based on the markets in which we operate giving consideration to, among other things, risk profiles, size, and geography. The market approach may also be limited in instances where there is a lack of recently executed transactions of comparable businesses.

Determining the fair value of our reporting unit requires judgment and the use of significant estimates and assumptions. Given the current competitive and macroeconomic environment and the uncertainties regarding the related impact on the business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim and annual goodwill impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions are not realized, the Company may record additional goodwill impairment charges in the future. It is not possible at this time to determine if any such future impairment charge would result or whether such charge would be material.

Sensitivity of Estimate to Change

As of October 31, 2022, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. Accordingly, in connection with its annual test as of November 1, 2022, the Company completed an interim goodwill impairment assessment. Based on our quantitative assessment the Company determined the fair value of the Company's single reporting unit as of October 31, 2022, was $675.0 million. As this amount was less than the reporting unit's carrying value of $1,373.7 million, we recorded a goodwill impairment charge of $698.7 million.

Liquidity and Capital Resources

We have financed operations primarily through the sale of equity securities, borrowings under various security and loan agreements, and payments from customers. Our operating losses have been significant, as reflected in our accumulated deficit of $754.7 million as of January 31, 2023.

In connection with the Business Combination completed on August 3, 2022, we received total net cash proceeds of $67.6 million, inclusive of the cash balances obtained through the merger with ZeroFox, Inc. and IDX. The majority of the net proceeds of the Business Combination were provided by the Convertible Notes financing of $150.0 million, the Common Equity PIPE financing of $20.0 million, and L&F's trust account, net of redemptions, of $10.2 million. The proceeds of the Business Combination were partially offset by the cash portion of the purchase price paid for IDX, net of cash acquired, of $(49.4) million; the cash portion of the purchase price paid for ZeroFox, net of cash acquired, of $(48.4) million; repurchases of class A ordinary shares due to the exercises of the redemption rights of those shares of $(24.6) million; and payment of transaction related costs of $(14.4) million. We believe that our cash on hand and the net proceeds of the Business Combination will be sufficient to meet our cash requirements for at least the twelve months following the date of this annual report.

Additional future sources of liquidity may come from the issuance of additional debt, exercise of warrants, and/or the issuance of new shares of Common Stock. In the case of additional debt, we are permitted by the indenture governing the Convertible Notes to issue no more than $50.0 million of senior debt. If we raise funds by issuing debt securities, such debt securities would have rights, preferences and privileges senior to those of holders of our Common Stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. For warrants, the Company will receive the proceeds from the cash exercise of any warrants. The aggregate proceeds of the exercise of all outstanding warrants, assuming cash exercise, would be $186.5 million. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our Common Stock. On March 28, 2023, the last reported sales price of our Common Stock on the Nasdaq Global Market was $1.33 per share. If the market price for our Common Stock is less than $11.50 per share, we believe the warrant holders will be unlikely to exercise their warrants. We may issue additional shares of our Common Stock or other equity securities of equal or senior rank in the future for investment or operational purposes. If we issue additional shares of Common Stock, dilution to our public shareholders may occur and the market price for our Common Stock may decrease and/or become more volatile. The amount, timing, and mix (be it debt or equity) of future amounts of liquidity will depend upon the judgment of management, the market price of our Common Stock, and prevailing interest rates, among other factors.

Future capital requirements will depend on many factors including, but not limited to, cash collected from customers, additional borrowing, acceleration of sales and marketing costs to facilitate revenue expansion, and the continued adoption of our subscription products. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition and results of operations would be harmed. To support the growth of our business, we may need to incur additional indebtedness under our existing loan agreement or seek capital through new equity or debt financing, which sources of additional capital may not be available to us on acceptable terms or at all.

Cash Flows

The following table presents a summary of our cash flows for the Successor Period:

(dollars in thousands)	August 4, 2022 to January 31, 2023
Cash, cash equivalents, and restricted cash at beginning of period	$210
Net cash used in operating activities	(27,406)
Net cash used in investing activities	(63,899)
Net cash used in financing activities	138,845
Foreign exchange translation adjustments	(101)
Cash, cash equivalents, and restricted cash at end of period	$47,649

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

Cash used in operating activities was $(27.4) million for the Successor Period. The cash used in operating activities consisted of our net loss of $(720.6) million adjusted by non-cash reconciling items of $705.8 million and net cash outflows of from changes in operating assets and liabilities of $(12.5) million, primarily due to a decrease in accounts payable, accrued compensation, accrued expenses and other current liabilities of $(8.3) million, an increase in accounts receivable of $(3.7) million, and an increase in deferred contract acquisition costs of $(1.3) million.

Investing Activities

Cash used in investing activities was $(63.9) million for the Successor Period. The cash used in investing activities primarily consisted of the net purchase price paid to complete the acquisition of IDX of $(49.8) million, and the net purchase price paid to complete the acquisition of ZeroFox, Inc., of $(48.4) million. The uses of cash were partially offset by the proceeds from the Trust Account of $34.9 million.

Financing Activities

Cash provided by financing activities was $138.8 million for the Successor Period. The cash provided by financing activities primarily consisted of the net proceeds from the issuance of Convertible Notes of $149.9 million and the proceeds from the PIPE investment of $20.0 million, partially offset by the repurchase of Class A Ordinary Shares, due to the holders of those shares exercising their redemption rights, of $(24.6) million, and payment of a deferred underwriting fee of $(6.1) million.

Debt Obligations

The following table presents a summary of our debt obligations as of January 31, 2023:

	As of January 31, 2023
(dollars in thousands)	Stated Interest Rate	Gross Balance	Unamortized Debt Discount	Unamortized Deferred Debt Issuance Costs	Discount on Note Payable	Net Carrying Value
Stifel Bank	8.50%	$15,000	$—	$—	$—	$15,000
InfoArmor	5.50%	2,344	—	—	—	2,344
Convertible notes	7.00% Cash / 8.75% PIK	156,564	—	(127)	—	156,437
		$173,908	$—	$(127)	$—	$173,781

				Current portion of long-term debt		$15,938
				Long-term debt		157,843
						$173,781

Material Cash Requirements

Our material cash requirements are associated with repayment of debt and obligations associated with non-cancelable contracts for the purchase of goods and third-party services and operating leases. We expect to satisfy these cash requirements through the cash available on our balance sheet.

The following table summarizes current and long-term material cash requirements as of January 31, 2023:

	As of January 31, 2023
(dollars in thousands)	Thereafter	Less than 1 year	1-3 years	3-5 years	Total
Operating leases (1)	$-	$781	$599	$—	$1,380
Purchase commitments (2)	-	29,486	255	—	29,741
Debt repayments	-	15,938	157,970	—	173,908
Total	$-	$46,205	$158,824	$—	$205,029

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

Below, we have provided a reconciliation for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures and not rely on any single financial measure to evaluate our business.

Non-GAAP Gross Profit and Non-GAAP Gross Margin

We believe non-GAAP gross profit and non-GAAP gross margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these measures eliminate the effects of certain variables unrelated to our overall operating performance.

Non-GAAP Gross Profit and Non-GAAP Gross Margin

We define non-GAAP gross profit and non-GAAP gross margin as US GAAP gross profit and US GAAP gross margin, respectively, excluding stock-based compensation expense and amortization of acquired intangible assets.

The following table provides a reconciliation of our US GAAP gross profit to our non-GAAP gross profit and of our US GAAP gross margin to our non-GAAP gross margin, for the Successor Period:

(dollars in thousands)	August 4, 2022 to January 31, 2023
Revenue	$88,386
Gross profit	26,561
Add: Stock-based compensation expense	133
Add: Amortization of acquired intangible assets	9,425
Non-GAAP gross profit	$36,119
Gross margin	30%
Non-GAAP gross margin	41%

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

The following table provides a reconciliation of our US GAAP subscription gross profit to our non-GAAP subscription gross profit and of our US GAAP subscription gross margin to our non-GAAP subscription gross margin, for the Successor Period:

(dollars in thousands)	August 4, 2022 to January 31, 2023
Subscription revenue	$31,679
Subscription gross profit	13,454
Add: Stock-based compensation expense	97
Add: Amortization of acquired intangible assets	9,425
Non-GAAP subscription gross profit	$22,976
Subscription gross margin	42%
Non-GAAP subscription gross margin	73%

Services Non-GAAP Gross Profit and Non-GAAP Gross Margin

We define services non-GAAP gross profit and services non-GAAP gross margin as US GAAP services gross profit and US GAAP services gross margin, respectively, excluding stock-based compensation expense. There is no amortization of intangible assets expenses recorded in services US GAAP gross profit and therefore, no exclusion is necessary.

The following table provides a reconciliation of our US GAAP services gross profit to our non-GAAP services gross profit and of our US GAAP services gross margin to our non-GAAP services gross margin, for the Successor Period:

(dollars in thousands)	August 4, 2022 to January 31, 2023
Services revenue	$56,707
Services gross profit	13,107
Add: Stock-based compensation expense	36
Non-GAAP services gross profit	$13,143
Services gross margin	23%
Non-GAAP services gross margin	23%

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

The following table provides a reconciliation of our US GAAP net loss from operations to our non-GAAP loss from operations, for the Successor Period:

(dollars in thousands)	August 4, 2022 to January 31, 2023
Loss from operations	$(738,300)
Add: Stock-based compensation expense	2,500
Add: Amortization of acquired intangible assets	23,056
Add: Expenses related to the Business Combination	1,161
Add: Goodwill impairment	698,650
Non-GAAP loss from operations	$(12,933)

Free Cash Flow

We define free cash flow as net cash used in operating activities less purchases of property and equipment and capitalized internal-use software. We believe that free cash flow is a useful indicator of liquidity that provides meaningful information to management and investors about the amount of cash provided by our operating activities that is available to be used for other strategic initiatives or consumed by our operating activities that impact our liquidity. Free cash flow does not represent the total increase or decrease in our cash balance for a given period and does not reflect our future contractual commitments. In addition, other companies may calculate free cash flow differently or not at all, which reduces the usefulness of free cash flow as a tool for comparison.

The following table presents a reconciliation of net cash used in operating activities to free cash flow for the Successor Period:

(dollars in thousands)	August 4, 2022 to January 31, 2023
Net cash used in operating activities	$(27,406)
Less: Purchases of property and equipment	(313)
Less: Capitalized software	(278)
Free cash flow	$(27,997)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ID EXPERTS HOLDINGS, INC.

The following discussion and analysis of the financial condition and results of operations of ID Experts Holdings, Inc. (IDX) should be read together with its audited Consolidated Financial Statements as of August 3, 2022, and December 31, 2021, and for the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021, in each case together with related notes.

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

The Business

IDX believes it has a leading position in the United States by revenue as a provider of data breach response services, and associated identity and privacy protection services, to both government and commercial entities. IDX acquires new customers for its data breach services through cyber insurers and their approved privacy attorneys. IDX services are often pre-approved through direct relationships with organizations that have entered into master services agreements (MSA) for current and future services, as well as through government channels as a result of approved listings with the General Services Administration (GSA) for federal agencies and the National Association of State Procurement Officials (NASPO) for state and local agencies.

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

In 2015, OPM and the Department of Defense (DoD) awarded IDX a three-year, $330 million contract to provide identity protection and breach response services covering approximately 21.5 million current and former federal employees and contractors that were affected by the OPM data breach of background investigation records (OPM Contract). IDX believes winning this award resulted in further market validation, increased visibility, and enhanced reputation for IDX as a leading data breach response provider in the United States by revenue. Earning this award required IDX to comply with rigorous government security standards. IDX’s compliance performance combined with receiving “very good” and “excellent” Contractor Performance Assessment Reports (CPAR) ratings leave the IDX data breach response business well positioned to address large-scale data breaches.

IDX won a rebid of the contract with OPM and the DoD in 2018. The new contract is worth at least $460 million, assuming all option periods and the extension period are exercised, for the period ending June 30, 2024. The scope of the new contract is for IDX to provide identity protection services for certain employees and prospective employees of the U.S. Government affected by a breach of OPM systems. IDX believes the OPM Contract was and remains as of August 3, 2022, the largest data breach response arrangement in the history of such contracts in the United States. The award of this contract to IDX cemented it as a leading provider in the United States by revenue of data breach response services to both governmental and commercial entities. In addition, IDX is listed on the General Services Administration (GSA) SIN 520.20 for Data Breach Response and Identity Protection Services facilitating data breach response contracts with numerous other government agencies. A SIN is a Special Item Number that identifies products and services that GSA contract holders offer to government buyers. IDX benefits from having a SIN with GSA as it allows IDX to participate in more bid opportunities for providing Data Breach Response and Identity Protection Services.

The OPM Contract is structured as a Base Period from July 1, 2019, to June 30, 2020, followed by a series of options as follows: Option Period I from July 1, 2020, to June 30, 2021; Option Period II from July 1, 2021, to June 30, 2022; Option Period III from July 1, 2022, to June 30, 2023; and Option Period IV from July 1, 2023, to December 31, 2023. OPM has an option to extend the OPM Contract from January 1, 2024, to June 30, 2024, as well as an option to add a transition-out period beyond June 30, 2024. OPM has exercised Option Period I, Option Period II, and Option Period III. IDX plans to pursue the rebid of the OPM Contract in 2024 for an extension through 2027. For more information, see a copy of the OPM Contract incorporated by reference as an exhibit to this Annual Report on Form 10-K.

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

Impact of COVID-19 On the Business

IDX operates in geographic locations that have been impacted by COVID-19. The pandemic has affected, and could further affect, IDX’s operations and the operations of its customers as a result of various factors, including but not limited to quarantines, local, state, and federal government public health orders, facility and business closures, and travel and logistics restrictions. IDX anticipates governments and businesses will likely take additional actions or extend existing actions to respond to the risks of the COVID-19 pandemic. IDX continues to actively monitor the impacts and potential impacts of the COVID-19 pandemic on IDX’s customers, supply chain, and operations. For further information, please see “Risk Factors—The COVID-19 pandemic could adversely affect our business, operating results, and financial condition” in this Annual Report.

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

IDX also invests in the growth of its business with government entities by building relationships with consultants experienced in the government procurement process and maintenance of its listings on relevant GSA schedules, as well as by investing in relationships with key government agency stakeholders and congressional representatives. IDX from time to time will work with consultants who specialize in government contract bidding strategies, provide advice on optimal maintenance and use of the U.S. Government GSA schedule, and provide strategic, relationship-building, and legislative affairs services with members of Congress and their staffs.

Key Business Metrics

IDX monitors the following key metrics to measure performance, identify trends, formulate business plans, and make strategic decisions.

Breach Revenue, Membership Services, and Total Revenue

The tables below present IDX’s key performance indicators for the periods indicated (in thousands):

			$ Change
	January 1, 2022, to August 3, 2022	Year Ended December 31, 2021	2022 vs 2021
Breach revenue (1)	$64,078	$102,719	$(38,641)
Membership services (1)	2,680	3,353	$(673)
Total revenue	$66,758	$106,072	$(39,314)
Breach customers (2)	1,443	1,230	213
Membership customers (2)	197	168	29

(1) IDX defines breach revenue as revenue related to breach contracts, which typically have a term of 15 months (three-month call center period followed by 12 months of identity protection services) and are non-recurring. IDX defines membership services as recurring monthly and yearly ongoing identity and privacy services provided to strategic partners’ members and employer groups’ employees and retail customers.

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

IDX’s breach services revenue consists of contracts with various combinations of notification, project management, communication services, and ongoing identity protection services. Performance periods generally range from one to three years. Payment terms are generally either thirty or sixty days throughout the term. Contracts do not contain significant financing components. IDX’s breach services contracts are structured as either fixed price or variable price. In fixed price contracts, IDX charges customers a fixed total price or fixed per-impacted individual price for the total package of services. For variable price breach services contracts, IDX charges the breach communications component, which includes notifications and call center support, at a fixed total fee and charges for ongoing identity protection services as incurred using a fixed price per enrollment. Refunds and related reserves have been insignificant historically.

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

IDX evaluates arrangements with governmental entities containing “fiscal funding” or “termination for convenience” provisions, when such provisions are required by law, to determine the probability of possible cancellation. For more information, see “Risk Factors—Risks Related to Government Contracting.” IDX considers multiple factors including its history with the government entity in similar transactions and the budgeting and approval processes undertaken by the governmental entity. If IDX determines upon execution of these arrangements that the likelihood of cancellation is remote, it recognizes revenue for such arrangements once all relevant criteria have been met. If IDX cannot make such a determination, it recognizes revenue upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity for such arrangements.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of federal and state income taxes in the United States. IDX maintains a partial valuation allowance on its state net operating losses.

Results of Operations

Comparison of the Period January 1, 2022, to August 3, 2022, and Year Ended December 31, 2021

This section describes the results of IDX from the first day of its current fiscal year to just prior to the finalization of the Business Combination, which is the period January 1, 2022, to August 3, 2022, with a comparison to the results of the prior year. The current and prior periods presented include only the results of IDX.

The following table sets forth the IDX Consolidated Statements of Income in dollar amounts and as a percentage of total revenue for each period presented (in thousands):

	January 1, 2022, to August 3, 2022		Year Ended December 31, 2021		2022 vs 2021
		Percentage of Revenue		Percentage of Revenue	Change in Dollars	Change in Percentage
Revenue	$66,758	100%	$106,072	100%	$(39,314)	-37%
Cost of revenue	52,254	78%	82,745	78%	(30,491)	-37%
Gross profit	14,504	22%	23,327	22%	(8,823)	-38%
Operating expenses:
Research and development	3,325	5%	4,941	5%	(1,616)	-33%
Sales and marketing	4,594	7%	7,181	7%	(2,587)	-36%
General and administrative	5,758	8%	6,873	6%	(1,115)	-16%
Total operating expenses	13,677	20%	18,995	18%	(5,318)	-28%
Income from operations	827	2%	4,332	4%	(3,505)	-81%
Total other expense	(1,032)	-2%	(3,143)	-3%	2,111	-67%
(Loss) income before income taxes	(205)	0%	1,189	1%	(1,394)	-117%
Income taxes	652	1%	1,716	2%	(1,064)	-62%
Net (loss) income after tax	$(857)	-1%	$(527)	-1%	$(330)	63%

Revenue

Total revenue decreased by $39.3 million or 37% for the period January 1, 2022, to August 3, 2022, when compared to the year ended December 31, 2021. Breach revenue accounted for 96% and 97% of total revenue in the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021, respectively. The decrease is due to the difference in number of months reflected within each period, which is seven months and three days as compared to twelve months. IDX generated 73% and 79% of its revenue from the U.S. Government for the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021, respectively.

Cost of Revenue

Total cost of revenue decreased by $30.5 million or 37% for the period January 1, 2022, to August 3, 2022, when compared to the year ended December 31, 2021. The decrease is due to the difference in number of months reflected within each period, which is seven months and three days as compared to twelve months.

Gross Profit

Gross profit decreased by $8.8 million or 38% for the period January 1, 2022, to August 3, 2022, when compared to the year ended December 31, 2021. The decrease is due to the difference in number of months reflected within each period, which is seven months and three days as compared to twelve months.

Operating Expenses

(in thousands)	January 1, 2022 to August 3, 2022	Year Ended December 31, 2021
Research and development	$3,325	$4,941
Sales and marketing	4,594	7,181
General and administrative	5,758	6,873
Total operating expenses	$13,677	$18,995

Research and Development

Research and development expenses decreased by $1.6 million or 33% for the period January 1, 2022, to August 3, 2022, when compared to the year ended December 31, 2021. IDX continued to invest in its products and services, which included increased personnel costs and contractor fees. The decrease is due to the difference in number of months reflected within each period, which is seven months and three days as compared to twelve months.

Sales and Marketing

Sales and marketing costs decreased by $2.6 million or 36% for the period January 1, 2022, to August 3, 2022, when compared to the year ended December 31, 2021. The decrease is due to the difference in number of months reflected within each period, which is seven months and three days as compared to twelve months.

General and Administrative

General and administrative costs decreased by $1.1 million or 16% for the period January 1, 2022, to August 3, 2022, when compared to the year ended December 31, 2021. The decrease is primarily due to the difference in number of months reflected within each period, which is seven months and three days as compared to twelve months.

Total Other Expense

Total other expense decreased by $2.1 million or 67% for the period January 1, 2022, to August 3, 2022, when compared to the year ended December 31, 2021. The decrease was largely due to a decrease in pre-tax book income and favorable stock-based compensation adjustments.

Provision for Income Taxes

Income tax expense decreased by $1.1 million or 62% for the period January 1, 2022, to August 3, 2022, when compared to the year ended December 31, 2021. The decrease was largely due to a decrease in pre-tax book income and favorable stock-based compensation adjustments.

Cash Flows

The following table summarizes IDX’s cash flows for the periods indicated:

(in thousands)	January 1, 2022 to August 3, 2022	Year Ended December 31, 2021
Net cash (used in) provided by operating activities	$(1,293)	$3,368
Net cash used in investing activities	(44)	(125)
Net cash (used in) provided by financing activities	$(365)	$-

Operating Activities

Net cash used in operating activities during the period January 1, 2022, to August 3, 2022, was ($1.3) million. IDX’s net loss of $0.9 million for the period January 1, 2022, to August 3, 2022, was adjusted for net non-cash charges of ($0.7) million and net cash inflows of $0.3 million from changes in operating assets and liabilities. Changes in working capital amounts resulted primarily from an increase in accounts receivable of $1.8 million an increase in capitalized contract costs of ($0.9) million, partially offset by an increase in accrued expenses and other liabilities of $1.8 million and an increase in deferred revenue of $1.2 million.

Net cash provided by operating activities was $3.4 million for the year ended December 31, 2021. IDX’s net loss of $0.5 million for the year ended December 31, 2021, was adjusted for non-cash charges of $3.2 million and net cash inflows of $0.7 million from changes in operating assets and liabilities. Changes in working capital amounts was primarily due to an increase in accounts receivable of $1.3 million, partially offset by an increase in accrued expenses and other liabilities of $0.9 million and an increase in accounts payable of $0.9 million.

Investing Activities

Net cash used in investing activities for the period January 1, 2022, to August 3, 2022, was insignificant, and net cash used in investing activities was ($0.1) million for the year ended December 31, 2021. These cash outflows were for purchases of property and equipment.

Financing Activities

Net cash used in financing activities for the period January 1, 2022, to August 3, 2022, was ($0.4) million. Net cash used in financing activities was comprised of principal payments in the amount of ($0.6) million, partially offset by cash provided by warrant and option exercises of $0.2 million.

Contractual Obligations

IDX has entered a non-cancelable purchase commitment of $58.9 million related to eleven months of outsourced credit and other monitoring services provided to IDX’s largest customer as of August 3, 2022. As of December 31, 2021, the non-cancelable purchase commitment was $32.0 million related to six months of outsourced credit and other monitoring services. This commitment amount and length is determined by the customer’s exercise of annual option periods. As of the date of issuance of IDX’s most recently audited financial statements, August 3, 2022, Option Period III has been exercised.

The following table summarizes IDX’s contractual obligations and commitments as of August 3, 2022, (in thousands):

	Less 1 Year	1-3 years	Total
Operating leases	$315	$60	$375
Purchase commitments	59,450	-	59,450
Total	$59,765	$60	$59,825

The following table summarizes IDX’s contractual obligations and commitments as of December 31, 2021, (in thousands):

	Less 1 Year	1-3 years	Total
Operating leases	$532	$211	$743
Purchase commitments	32,414	-	32,414
Total	$32,946	$211	$33,157

Off-Balance Sheet Arrangements

Leases

Rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases was $0.2 million for the period January 1, 2022, to August 3, 2022, and $0.4 million for the year ended December 31, 2021.

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

Revenue Recognition

Revenue is derived from sales of breach response services and identity and privacy protection services. IDX satisfies performance obligations to recognize revenue for two performance obligations, one at a point in time and the other ratably over the expected term with the customer.

Revenue is recognized when all of the following criteria are met:

Identification of the contract, or contracts, with a customer—A contract with a customer to account for exists when (i) IDX enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance and the parties are committed to perform, and (iii) IDX determines that collection of substantially all consideration to which it will be entitled in exchange for goods or services that will be transferred is probable based on the customer’s intent and ability to pay the promised consideration.

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

IDX is required to estimate the total consideration expected to be received from contracts with customers, including any variable consideration. Once the estimated transaction price is established, amounts are allocated to performance obligations on a relative SSP basis. IDX’s breach business derives revenue from two main performance obligations: (i) notification and (ii) combined call center and identity protection services, described further in Note 6 in IDX’s notes to the IDX Consolidated Financial Statements included in this annual report.

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

In instances where the timing of revenue recognition differs from that of invoicing, IDX has determined that its contracts do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing IDX’s services, not to facilitate financing arrangements.

Government Contracts

IDX evaluates arrangements with governmental entities containing “fiscal funding” or “termination for convenience” provisions, when such provisions are required by law, to determine the probability of possible cancellation. IDX considers multiple factors, including the history with the customer in similar transactions and budgeting and approval processes undertaken by the governmental entity. If IDX determines upon execution of these arrangements that the likelihood of cancellation is remote, it then recognizes revenue for such arrangements once all relevant criteria have been met. If such a determination cannot be made, revenue is recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity for such arrangements.

Contract Costs

IDX capitalizes costs to obtain a contract or fulfill a contract. These costs are recorded as capitalized contract costs on the IDX Consolidated Balance Sheets. Costs to obtain a contract for a new customer are amortized on a straight-line basis over the estimated period of benefit. IDX determines the estimated period of benefit by taking into consideration the contractual term. IDX periodically reviews the carrying amount of the capitalized contract costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit. Amortization expense associated with costs to fulfill a contract is recorded to cost of services on the IDX Consolidated Statements of Income, and amortization expense associated with costs to obtain a contract (sales commissions) is recorded to sales and marketing expense.

All notification costs are being expensed as fulfillment costs and recognized at a point in time. Call center costs are being capitalized and amortized over time. Sales commissions, which are incremental costs to obtain contracts, are recognized ratably over the contractual period of the applicable agreement.

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

Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. IDX records interest related to unrecognized tax benefits in income tax expense. IDX had accrued penalties and interest of $0.1 million and $0.1 million as of August 3, 2022, and December 31, 2021, respectively, and are discussed further in Note 11 Income Taxes in the notes to the IDX Consolidated Financial Statements included in this Annual Report.

Deferred tax assets are reduced by a valuation allowance when, in management’s opinion, it is more likely than not that some portion or all the deferred tax assets will not be realized. IDX considers the future reversal of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, and tax planning strategies in making this assessment. IDX’s valuation allowance is based on all available positive and negative evidence, including its recent financial operations, evaluation of positive and negative evidence with respect to certain specific deferred tax assets (including evaluating sources of future taxable income) to support the realization of the deferred tax assets.

IDX’s income tax returns are generally subject to examination by taxing authorities for a period of three years from the date they are filed. Tax authorities may have the ability to review and adjust net operating loss or tax credit carryforwards that were generated prior to these periods if utilized in an open tax year. As of August 3, 2022, IDX’s income tax returns for the years ended December 31, 2018 through August 3, 2022, are subject to examination by the Internal Revenue Service and applicable state and local taxing authorities.

Quantitative and Qualitative Disclosures about Market Risk

IDX’s operations are in the United States and it is exposed to market risk in the ordinary course of its business.

Interest Rate Risk

As of August 3, 2022, and December 31, 2021, IDX had no short or long-term investments.

Foreign Currency Exchange Risk

To date, all of IDX’s sales contracts have been denominated in U.S. Dollars, and therefore its revenue is not subject to foreign currency risk. Operating expenses are incurred within the United States and are denominated in U.S. Dollars.

Emerging Growth Company (EGC) Status

IDX is an emerging growth company (EGC), as defined in the JOBS Act. Under the JOBS Act, EGCs can delay adopting new or revised accounting standards applicable to public companies issued after the enactment of the JOBS Act until those standards apply to private companies. IDX has elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date IDX (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the IDX Consolidated Financial Statements may or may not be comparable to the financial statements of issuers who comply with new or revised accounting pronouncements as of public companies’ effective dates.

Recent Accounting Pronouncements

See Notes 2w Standards Issued and Adopted and 2x. Standards Issued but Not Yet Effective to the IDX Consolidated Financial Statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Annual Report.

Liquidity and Capital Resources

Sources and Uses of Funds

As of August 3, 2022, IDX had $16.3 million of cash and cash equivalents. IDX believes that existing cash and cash equivalents will be sufficient to support working capital and capital expenditure requirements for at least the next twelve months. Since inception, IDX has financed operations primarily through credit facilities and positive cash flow related to its OPM Contract. Principal uses of cash are cost of services provided to its customers such as notification printing, credit report monitoring, and personnel related expenses. In August 2016, IDX and ITGS, as co-borrowers, entered into a credit facility with Comerica Bank (Lender) (the Comerica Credit Facility), which was amended and restated in December 2020 and further amended in July 2021. The current Comerica Credit Facility provides for a secured term loan facility in an aggregate principal amount of $10.0 million. IDX’s obligations under the Comerica Credit Facility are secured by substantially all its assets. As of August 3, 2022, there was $9.4 million in principal outstanding under the Comerica Credit Facility.

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

The events of default under the Comerica Credit Facility include, among others, subject to grace periods in certain instances, payment defaults, covenant defaults, bankruptcy and insolvency defaults, cross-defaults to other indebtedness, judgment defaults, a material change default and a default in the event that the contract with the OPM Contract is canceled or terminated. Upon the occurrence and during the continuance of an event of default, Lender may declare all outstanding principal and accrued and unpaid interest under the credit facility immediately due and payable, increase the applicable interest rate by 5%, and may exercise other rights and remedies provided under the Comerica Credit Facility. IDX repaid and terminated the Comerica Credit Facility at the Closing.

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

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, and are not required to provide the information otherwise reported under this item.

Interest Rate Risk

As of January 31, 2023, we had $173.9 million of outstanding borrowings for our Convertible Notes and term loans. As part of the Business Combination completed on August 3, 2022, we obtained $150 million of Convertible Notes. The Convertible Notes have a fixed interest rate of 7.0%, if interest is paid in cash, or 8.75% if interest is paid in-kind. Of our notes outstanding after completion of the Business Combination, the Convertible Notes and InfoArmor note have fixed interest rates and the Stifel Bank note has a variable interest rate that would subject us to interest rate fluctuations.

We do not believe a hypothetical 10% increase or decrease in interest rates would have had a material impact on our financial statements as it is only the Stifel Bank note that is subject to a variable interest rate.

Foreign Currency Risk

To date, the majority of our sales contracts have been denominated in U.S. dollars (USD) with a limited number of contracts denominated in foreign currencies. Revenue denominated in non-USD was approximately 3% for the Successor Period. Operating expenses within the United States are primarily denominated in U.S. Dollars, while operating expenses incurred outside the United States are primarily denominated in each country’s respective local currency.

The functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into USD at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net in the Consolidated Statement of Comprehensive Loss. As the impact of foreign currency exchange rates has not been material to our operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

We do not believe a hypothetical 10% increase or decrease in foreign exchange rates would have had a material impact on our financial statements.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ZeroFox Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ZeroFox Holdings, Inc. and subsidiaries (the Company) as of January 31, 2023, and the related consolidated statements of comprehensive loss, changes in consolidated statements of stockholders’ equity (deficit), and cash flows for the period August 4, 2022 to January 31, 2023 (“the Successor”) and the consolidated balance sheet as of January 31, 2022 and the related consolidated statements of operations, changes in consolidated statements of redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the period February 1, 2022 to August 3, 2022 and the year ended January 31, 2022 (collectively referred as “the Predecessor”), along with the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2023, and 2022, and the results of its operations and its cash flows for the Successor and Predecessor periods, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

McLean, Virginia

March 29, 2023

We have served as the Company’s auditor since 2014.

ZeroFox Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	Successor	Predecessor

	January 31,	January 31,
(in thousands, except share data)	2023	2022

Assets
Current assets:
Cash and cash equivalents	$47,549	$10,274
Accounts receivable, net of allowance for doubtful accounts	29,609	17,046
Deferred contract acquisition costs, current	5,456	4,174
Prepaid expenses and other assets	5,300	1,276
Total current assets	87,914	32,770

Property and equipment, net of accumulated depreciation	671	694
Capitalized software, net of accumulated amortization	253	914
Deferred contract acquisition costs, net of current portion	7,751	7,481
Acquired intangible assets, net of accumulated amortization	262,444	14,210
Goodwill	406,608	35,002
Operating lease right-of-use assets	720	—
Other assets	550	319
Total assets	$766,911	$91,390

Liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$3,099	$4,276
Accrued compensation, accrued expenses, and other current liabilities	18,751	7,020
Current portion of long-term debt	15,938	5,970
Deferred revenue, current	47,977	29,532
Operating lease liabilities, current	406	—
Total current liabilities	86,171	46,798

Deferred revenue, net of current portion	5,981	9,299
Long-term debt, net of deferred financing costs	157,843	45,503
Operating lease liabilities, net of current portion	427	—
Warrants	2,581	10,709
Sponsor earnout shares	2,445	—
Deferred tax liability	22,592	—
Total liabilities	278,040	112,309

Commitments and contingencies (Note 17)

Redeemable convertible preferred stock	—	132,229

Stockholders' equity (deficit)
Successor common stock, $0.0001 par value; 1,000,000,000 authorized shares; 118,190,135 shares issued and outstanding	12	—
Predecessor common stock, $0.00001 par value; 319,462,878 authorized shares, 42,892,897 shares issued and outstanding	—	—
Additional paid-in capital	1,243,637	3,873
Accumulated deficit	(754,677)	(156,820)
Accumulated other comprehensive loss	(101)	(201)
Total stockholders’ equity (deficit)	488,871	(153,148)

Total liabilities, redeemable convertible preferred stock, and stockholders' equity (deficit)	$766,911	$91,390

See notes to consolidated financial statements.

ZeroFox Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Successor	Predecessor
(in thousands, except share and per share data)	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year ended January 31, 2022

Revenue
Subscription	$31,679	$27,946	$45,117
Services	56,707	1,291	2,316
Total revenue	88,386	29,237	47,433

Cost of revenue
Subscription	18,225	8,349	15,181
Services	43,600	457	1,176
Total cost of revenue	61,825	8,806	16,357

Gross profit	26,561	20,431	31,076

Operating expenses
Research and development	12,134	8,092	12,810
Sales and marketing	35,859	18,516	29,873
General and administrative	18,218	10,093	16,408
Goodwill impairment	698,650	—	—
Total operating expenses	764,861	36,701	59,091

Loss from operations	(738,300)	(16,270)	(28,015)

Other income (expense)
Interest expense, net	(7,867)	(2,965)	(3,585)
Change in fair value of warrant liability	5,364	(2,059)	(7,375)
Change in fair value of sponsor earnout shares	9,634	—	—
Total other income (expense)	7,131	(5,024)	(10,960)
Loss before income taxes	(731,169)	(21,294)	(38,975)

(Benefit from) provision for income taxes	(10,522)	111	(536)

Net loss after tax	$(720,647)	$(21,405)	$(38,439)
Net loss per share attributable to common stockholders, basic and diluted	$(6.17)	$(0.50)	$(0.91)
Weighted-average shares used in computation of net loss per share attributable to common stockholders, basic and diluted:	116,862,277	43,041,209	42,073,351

Other comprehensive (loss) income
Foreign currency translation	(101)	36	(78)
Total other comprehensive (loss) income	(101)	36	(78)

Total comprehensive loss	$(720,748)	$(21,369)	$(38,517)

See notes to consolidated financial statements.

ZeroFox Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

									Accumulated
							Additional		Other
(in thousands, except for share data)	L&F Class A Ordinary Shares		L&F Class B Ordinary Shares		Common Stock		Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity (Deficit)

Balance—August 3, 2022	1,006,002	$—	4,312,500	$—	—	$—	$10,205	$(34,030)	$—	$(23,825)
Conversion to ZeroFox Holdings, Inc. Common Stock	(1,006,002)	—	(4,312,500)	—	5,318,502	1	—	—	—	1
Issuance of Common Stock to holders of ZeroFox, Inc.	—	—	—	—	82,030,308	8	898,224	—	—	898,232
Issuance of Common Stock to holders of IDX	—	—	—	—	27,849,942	3	304,954	—	—	304,957
Issuance of Common Stock to PIPE Subscribers	—	—	—	—	2,000,000	—	20,000	—	—	20,000
Exercise of warrants	—	—	—	—	784,907	—	7,632	—	—	7,632
Stock-based compensation expense	—	—	—	—	—	—	2,500	—	—	2,500
Exercise of options	—	—	—	—	206,476	—	122	—	—	122
Net loss	—	—	—	—	—	—	—	(720,647)	—	(720,647)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(101)	(101)
Balance—January 31, 2023	—	$—	—	$—	118,190,135	$12	$1,243,637	$(754,677)	$(101)	$488,871

See notes to consolidated financial statements.

ZeroFox Holdings, Inc. and Subsidiaries

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit

	Redeemable Convertible Preferred Stock																								Accumulated
	Series E		Series D-2		Series D-1		Series D		Series C-1		Series C		Series B		Series A		Series Seed		Total				Additional		Other
(in thousands, except for share data)	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Deficit

Balance—January 31, 2021	12,006,090	$25,409	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,376,115	$13,979	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	117,361,228	$124,390	41,904,944	$-	$2,975	$(118,381)	$(123)	$(115,529)
Issuance of Series E convertible preferred stock	3,221,347	7,839	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,221,347	7,839	—	—	—	—	—	-
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	176,317	—	34	—	—	34
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	662	—	—	662
Exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	811,666	—	202	—	—	202
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(38,439)	—	(38,439)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	-	(78)	(78)
Balance—January 31, 2022	15,227,437	$33,248	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,376,115	$13,979	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	120,582,575	$132,229	42,892,927	$—	$3,873	$(156,820)	$(201)	$(153,148)

Balance—January 31, 2022	15,227,437	$33,248	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,376,115	$13,979	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	120,582,575	$132,229	42,892,927	$-	$3,873	$(156,820)	$(201)	$(153,148)
Exercise of warrants	539,576	3,043	—	—	—	—	—	—	506,490	2,857	—	—	—	—	—	—	—	—	1,046,066	5,900
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	862	—	—	862
Exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	392,450	—	104	—	—	104
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,405)	—	(21,405)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	36	36
Balance—August 3, 2022	15,767,013	$36,291	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,882,605	$16,836	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	121,628,641	$138,129	43,285,377	$—	$4,839	$(178,225)	$(165)	$(173,551)

See notes to consolidated financial statements.

ZeroFox Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Successor	Predecessor
(in thousands)	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year ended January 31, 2022
Cash flows from operating activities:
Net loss	$(720,647)	$(21,405)	$(38,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	698,650	—	—
Depreciation and amortization	366	322	546
Amortization of software development costs	25	321	560
Amortization of acquired intangible assets	23,056	1,604	3,022
Amortization of right-of-use assets	526	—	—
Amortization of deferred debt issuance costs	24	229	361
Stock-based compensation	2,500	862	696
Loss on sale of asset	—	—	3
Provision for bad debts	32	(7)	16
Change in fair value of warrants	(5,364)	2,059	7,375
Change in fair value of contingent consideration	—	—	(146)
Change in fair value of sponsor earnout shares	(9,634)	—	—
Deferred taxes	(10,992)	—	(636)
Noncash interest expense	6,564	303	69
Changes in operating assets and liabilities:
Accounts receivable	(3,736)	3,643	(3,776)
Deferred contract acquisition costs	(1,267)	(109)	(1,517)
Prepaid expenses and other assets	(187)	(1,498)	(284)
Accounts payable, accrued compensation, accrued expenses, and other current liabilities	(8,274)	(3,073)	4,766
Operating lease liabilities	(413)	—	—
Deferred revenue	1,365	2,926	9,680
Other liabilities	—	—	(368)
Net cash used in operating activities	(27,406)	(13,823)	(18,072)
Cash flows from investing activities:
Proceeds from the Trust Account	34,864	—	—
Business acquisition - IDX, net of cash acquired	(49,803)	—	—
Business acquisition - ZeroFox, net of cash acquired	(48,369)	—	—
Predecessor business acquisition	—	—	(3,792)
Purchases of property and equipment	(313)	(245)	(572)
Capitalized software	(278)	(501)	(674)
Net cash used in investing activities	(63,899)	(746)	(5,038)
Cash flows from financing activities:
Proceeds from issuance of convertibles notes, net of issuance costs	149,872	—	—
Proceeds from the PIPE	20,000	—	—
Exercise of stock options	122	104	202
Proceeds from issuance of debt, net of issuance costs	—	7,412	19,965
Repurchase of class A ordinary shares	(24,626)	—	—
Payment of deferred underwriting fee	(6,054)	—	—
Repayment of debt	(469)	(469)	(469)
Net cash provided by financing activities	138,845	7,047	19,698
Foreign currency translation adjustment	(101)	54	(78)
Net change in cash, cash equivalents, and restricted cash	47,439	(7,468)	(3,490)
Cash, cash equivalents, and restricted cash, beginning of period	210	10,374	13,864
Cash, cash equivalents, and restricted cash, end of period	$47,649	$2,906	$10,374
Supplemental Cash Flow Information:
Cash paid for interest	$625	$2,266	$3,038
Cash paid for income taxes	75	50	90
Non-cash investing and financing activities:
Exercise of warrants	$(7,632)	$(5,900)	$—
Issuance of warrants along with issuance of debt	—	519	528
Note payable issued in connection with Predecessor business acquisition	—	—	3,750
Issuance of redeemable convertible preferred stock in connection with Predecessor business acquisition	—	—	7,839

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	Successor	Predecessor
	January 31, 2023	August 3, 2022	January 31, 2022
Cash and cash equivalents	$47,549	$2,806	$10,274
Restricted cash included in other assets	100	100	100
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$47,649	$2,906	$10,374

See notes to consolidated financial statements.

ZeroFox HOLDINGS, Inc. and Subsidiaries

Notes to consolidated financial statements

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

The Company provides digital risk protection services and safeguards modern organizations from dynamic security risks across social, mobile, surface, deep web, dark web, email, and collaboration platforms. Using diverse data sources and artificial intelligence-based analysis, the ZeroFox Platform identifies and remediates targeted phishing attacks, credential compromise, data exfiltration, brand hijacking, executive and location threats, and more. The patented ZeroFox Software as a Service (“SaaS”) technology processes and protects electronic posts, messages, and accounts daily across the social and digital landscape, spanning social media platforms, mobile app stores, the deep web, dark web, domains, and more. The Company offers its services on a subscription basis.

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

The terms "ZeroFox", "the Company", and "Successor" refer to ZeroFox Holdings, Inc. and its subsidiaries, including ZeroFox, Inc. and ID Experts Holdings, Inc. after the Closing Date. The term "the Successor Period" refers to the duration of time including the finalization of the Business Combination through the end of current reporting period i.e., August 3, 2022, to January 31, 2023. The term "Predecessor" refers to ZeroFox, Inc. and its subsidiaries prior to the Closing Date. The term "the Year to Date Predecessor Period" refers to the duration of time from the first day of the current fiscal year to just prior to the finalization of the Business Combination i.e., February 1, 2022, to August 3, 2022.

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

The Company’s cloud-native platform combines protection, intelligence, adversary disruption, and response services into an integrated solution (our Platform).

As result of internal efforts and our acquisition of IDX, the Company also provides data breach response services, and associated identity and privacy protection services, including prevention, detection, forensic services, notification, and recovery assistance.

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

2: Summary of Significant Accounting Policies

Basis of Presentation

As result of the Business Combination, the Company evaluated if L&F, ZeroFox, or IDX is the predecessor for accounting purposes. The Company considered the application of Rule 405 of Regulation C, the interpretative guidance of the staff of the United States Securities and Exchange Commission (SEC), including factors for the Registrant to consider in determining the predecessor, and analyzed the following: (1) the order in which the entities were acquired, (2) the size of the entities, (3) the fair value of the entities, (4) the historical and ongoing management structure, and (5) how management discusses the Company's business in our Form 10-Q and Form 10-K filings. In considering the foregoing principles of predecessor determination in light of the Company's specific facts and circumstances, management determined that ZeroFox, Inc. is the predecessor for accounting purposes. The financial statement presentation includes the financial statements of ZeroFox, Inc. as “Predecessor” for periods prior to the Closing Date and the financial statements of the Company as “Successor” for the period after the Closing Date, including the consolidation of ZeroFox, Inc. and IDX. The predecessor financial statements for IDX are included separately within this report. Refer to Note 5 for further discussion on the Business Combination.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) as set forth by the Financial Accounting Standards Board (FASB). References to US GAAP issued by the FASB in these notes to the consolidated financial statements are to the FASB Accounting Standards Codifications (ASC).

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

Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities within these consolidated financial statements. Significant estimates and judgments include but are not limited to: (1) revenue recognition, (2) capitalization of internally developed software costs, (3) fair value of stock-based compensation, (4) valuation of assets acquired and liabilities assumed in business combinations, (5) useful lives of contract acquisition costs and intangible assets, (6) evaluation of goodwill and long lived assets for impairment, (7) valuation of warrants and the Sponsor Earnout Shares (see Note 12), and (8) valuation allowances associated with deferred tax assets. The Company bases its estimates and assumptions on historical experience, expectations, forecasts, and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from results of prior periods.

Cash and Cash Equivalents

Cash and cash equivalents consist of business checking accounts and money market funds. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which, due to their short-term nature, approximates fair value.

Restricted Cash

Cash that is unavailable for general operating purposes is classified as restricted cash and is included with other assets on the Consolidated Balance Sheets. Restricted cash represents amounts pledged as collateral for credit card accounts as contractually required by the Company’s lenders.

Revenue Recognition

The Company derives its revenue from providing its customers with subscription access to the Company’s External Cybersecurity Platform (subscription revenue) and services (services revenue).

In accordance with ASC 606, Revenue from Contracts with Customers, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for those services. To achieve the core principle of this standard, the Company applies the following five steps:

a)
Identify Contracts with Customers. The Company considers the terms and conditions of contracts and its customary business practices in identifying contracts with customers in accordance with ASC 606. The Company determines it has a contract with a customer when the contract is approved, the Company can identify each party’s rights regarding the services to be transferred, the Company can identify the payment terms for the services, and the Company has determined that the customer has the ability and intent to pay and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
b)
Identify the Performance Obligations in the Contract. Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company, and that are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract.
c)
Determine the Transaction Price. The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services to the customer. The Company’s typical pricing for its subscriptions and professional services does not result in contracts with significant variable consideration. The Company’s arrangements do not contain significant financing components.
d)
Allocate the Transaction Price to Performance Obligations in the Contract. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on the stand-alone selling price (SSP) of each performance obligation, using the relative selling price method of allocation.
e)
Recognize Revenue When or As Performance Obligations are Satisfied. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised service to a customer. For our performance obligations, the Company transfers control over time, as the customer simultaneously receives and consumes the benefits provided by the Company’s service.

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

The Company generates breach response revenue primarily from various combinations of notification, project management, communication services, and ongoing identity protection services. Performance periods generally range from one to three years. The Company’s breach response contracts are structured as either fixed price or variable price. In fixed price contracts, the Company charges a fixed total price or fixed individual price for the total combination of services. For variable price breach services contracts, the Company charges the breach communications component, which includes notifications and call center, at a fixed total fee, and the Company charges the ongoing identity protection services as incurred using a fixed price per enrollment. The Company generally bills for fixed fees at the time the contract is executed. For larger contracts, the Company bills 50% at the time the contract is executed and the remaining 50% within 30 days of contract execution. For variable price breach contracts, the Company invoices for identity protection services on a monthly basis in arrears.

The Company offers several types of cybersecurity services, including investigative, security advisory and training services. The Company often sells a suite of cybersecurity services along with subscriptions to its External Cybersecurity Platform. All of the Company’s advisory and training services are considered distinct performance obligations from the External Cybersecurity Platform subscriptions services within the context of the Company’s contracts. Revenue is recognized over time as the customers benefit from these services as they are performed or as control of the promised services is transferred to the customer. These contracts are most often fixed fee arrangements and less frequently arrangements that are billed at hourly rates. These contracts normally have terms of one year or less.

Contracts with Multiple Performance Obligations

The majority of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately. The transaction price is allocated to the separate performance obligations based on the SSP of each performance obligation using the relative selling price method of allocation.

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

Government Contracts

The Company evaluates arrangements with governmental entities containing fiscal funding or termination for convenience provisions, when such provisions are required by law, to determine the probability of possible cancellation. The Company considers multiple factors, including the history with the customer in similar transactions and budgeting and approval processes undertaken by the governmental entity. If the Company determines upon execution of these arrangements that the likelihood of cancellation is remote, it then recognizes revenue for such arrangements once all relevant criteria have been met. If such a determination cannot be made, revenue is recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity for such arrangements.

Timing of Revenue Recognition

The table below provides revenue earned by timing of revenue for the Successor Period, the Year to Date Predecessor Period, and the year ended January 31, 2022 (in thousands).

	Successor	Predecessor
Revenue Recognition Timing	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022
Over time	$79,025	$27,946	$45,117
Point in time	9,361	1,291	2,316
Total	$88,386	$29,237	$47,433

Cost of Revenue

Cost of revenue consists primarily of wages and benefits for software operations, service delivery, and customer support personnel. Cost of revenue also includes all direct costs of maintenance and hosting, as well as the amortization of costs capitalized for the development of the Company’s enterprise cloud platform and acquired technology, and allocated overhead, primarily shared IT expenses.

Research and Development

Research and development costs are expensed in the period incurred and consist primarily of payroll and personnel costs, consulting costs, software and web services, and allocated overhead, primarily shared IT expenses.

General and Administrative

General and administrative costs are expensed in the period incurred and consist primarily of salaries and other related costs, including stock-based compensation, for personnel in the Company’s executive and finance functions. General and administrative costs also include professional fees for legal, accounting, auditing, tax and consulting services; travel expenses; and facility-related expenses, which include costs for rent and maintenance of facilities and other operating costs.

Sales and Marketing

Selling and marketing expenses consist primarily of salaries, commissions, stock-based compensation, benefits and bonuses for personnel associated with sales and marketing activities, as well as costs related to advertising, product management, promotional materials, public relations, amortization of acquired customer relationships, other sales and marketing programs, and allocated overhead, primarily shared IT expenses.

Advertising

Advertising costs, which are expensed and included in sales and marketing expense in the period incurred were $0.4 million, $0.5 million, and $0.5 million during the Successor Period, the Year to Date Predecessor Period, and the year ended January 31, 2022, respectively.

Income Taxes

In accordance with ASC 740, Income Taxes, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken, or expected to be taken, in a tax return, as well as guidance on derecognition, classification, interest, penalties, and consolidated financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company remains subject to examination by U.S. federal and various state tax authorities for the fiscal years 2019 through 2022.

Under ASC 740, the Company determined that its income tax positions did meet the more-likely-than-not recognition threshold and, therefore, requires no reserve.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation — Stock Compensation. ASC 718 requires that the cost of awards of equity instruments offered in exchange for employee services, including employee stock options and restricted stock awards, be measured based on the grant-date fair value of the award. The Company adopted FASB ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, on February 1, 2019. This ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the consolidated statements of cash flows. The adoption did not have a material impact on the consolidated financial statements of the Company. The Company determines the fair value of options granted using the Black-Scholes-Merton option-pricing model (“Black-Scholes model”) and recognizes the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period, net of estimated forfeitures. The fair value of restricted stock awards is based on the estimated price of the Company’s common stock on the date of grant and is recognized as expense over the requisite service period of the awards, net of estimated forfeitures.

Prior to the Company's stock being publicly traded, the Company was required to estimate the fair value of common stock. The Board of Directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting in which awards are approved. The factors considered include, but are not limited to: (i) the results of contemporaneous independent third-party valuations of the Company’s common stock; (ii) the prices, rights, preferences, and privileges of the Company’s Convertible Redeemable Preferred Stock relative to those of its common stock; (iii) the lack of marketability of the Company’s common stock; (iv) actual operating and financial results; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions; and (vii) precedent transactions involving the Company’s shares.

Leases

The Company adopted ASC Topic 842, Leases for the fiscal year 2023. Refer to "Standards Issued and Adopted" in this footnote for more information.

The Company determines if an arrangement contains a lease and the classification of that lease, if applicable, at inception. For contracts with lease and non-lease components, we have elected to not allocate the contract consideration, and account for the lease and non-lease components as a single lease component. Operating leases are included in operating lease right-of-use (ROU) assets, operating lease liabilities and operating lease liabilities (net of current portion) in our Consolidated Balance Sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The implicit rate within our operating leases is generally not determinable and we use our incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of our incremental borrowing rate requires judgment. The Company determines our incremental borrowing rate for each lease using our current borrowing rate, adjusted for various factors including level of collateralization and term to align with the terms of the lease. The operating lease ROU asset also includes any lease prepayments, offset by lease incentives. Certain of our leases include options to extend or terminate the lease. An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered in the determination of the lease term unless it is reasonably certain we will not exercise the option.

Lease expense for lease payments is recognized on a straight-line basis over the term of the lease.

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

Significant estimates in valuing certain identifiable assets include, but are not limited to, the selection of valuation methodologies, future expected cash flows, discount rates, and useful lives. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Acquisition costs, such as legal and consulting fees, are expensed as incurred and are included in general and administrative expenses in the consolidated statements of comprehensive loss. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of comprehensive loss. See Note 5 for additional information regarding business combination.

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

The Company performed an interim quantitative assessment of the fair value of the Company's single reporting unit and determined its fair value to be $675.0 million as of October 31, 2022. As the carrying value of the reporting unit was $1,373.7 million prior to the recognition of the impairment charge, which was above the estimated fair value of the reporting unit, the Company recorded a goodwill impairment charge $698.7 million during the Successor Period.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of an asset or asset group to the future undiscounted cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group. As of January 31, 2023, management does not believe any long-lived assets are impaired and has not identified any assets as being held for disposal.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company recognizes changes in the estimated fair value of the warrants as a non-cash gain or loss on the Consolidated Statement of Comprehensive Loss. The Company assessed both Public and Private Warrants and determined both met the criteria for liability treatment.

Sponsor Earnout Shares

The Company analyzed the terms of the Sponsor Earnout Shares (see Note 12) and determined they are within the scope of ASC 815. The Company determined that the Sponsor Earnout Shares do not meet the requirements to be recognized as an equity instrument as the Company could not conclude the Sponsor Earnout Shares are indexed to the Company's own equity. Therefore, the Company recognizes the Sponsor Earnout Shares as a liability recorded at fair value.

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

As of January 31, 2023, and August 3, 2022, the Company had outstanding Public Warrants and Private Warrants. The Company measured its Public Warrants based on a Level 1 input, the public price for the Company's warrants traded on NASDAQ (ticker ZFOXW). The Company measured its Private Warrants based on a Level 2 input, the same price for the Company's Public Warrants traded on NASDAQ. The Company analyzed the terms and features of the Private Warrants and determined that they were economically similar to the Public Warrants.

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

The assumptions used to value all warrants are described in Note 11.

The Company measured the liability for Sponsor Earnout Shares using Level 3 inputs. The methodology and assumptions used to measure the Sponsor Earnout Shares are described in Note 12.

A summary of the changes in the fair value of warrants for the Successor Period, the Year to Date Predecessor Period, and the year ended January 31, 2022, respectively, is as follows (in thousands):

	Successor

	Public	Private
Warrant liability - August 3, 2022	$4,226	$11,351
Exercise of warrants	—	(7,632)
Gain due to change in fair value of warrants	(2,853)	(2,511)
Warrant liability - January 31, 2023	$1,373	$1,208

		Predecessor

Warrant liability - January 31, 2021		$2,806
Issuance of warrants		528
Loss due to change in fair value of warrants		7,375
Warrant liability - January 31, 2022		$10,709

Warrant liability - January 31, 2022		$10,709
Issuance of warrants		519
Exercise of warrants		(5,900)
Loss due to change in fair value of warrants		2,059
Warrant liability - August 3, 2022		$7,387

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity terms of these instruments.

The carrying amount of the Convertible Notes (see Note 10) approximates fair value due to the short duration of time that has elapsed since the Convertible Notes have been issued.

Concentration of Credit Risk

The Company maintains cash balances in bank deposit accounts, which, at times, may exceed federally insured limits. Deposits held in interest-bearing checking accounts are insured up to $250,000. Deposits held in insured cash sweep accounts are insured up to $150.0 million. The Company has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk from cash. The Company does not perform ongoing credit evaluations; generally does not require collateral; and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, and other information.

Concentration of Revenue and Accounts Receivable

For the period August 4, 2022, to January 31, 2023, one individual customer accounted for 47% of total consolidated revenue. For the period February 1, 2022, to August 3, 2022, and the year ended January 31, 2022, there was no individual customer that accounted for 10% or more of total consolidated revenue, respectively.

As of January 31, 2023, one customer represented 23% of total accounts receivable. As of January 31, 2022, one customer represented 24% of total accounts receivable.

Accounts Receivable

Accounts receivable represent net realizable amounts due from customers for subscription to the Company’s cloud-based software platform and for professional services provided by the Company. Such amounts are recorded net of allowances for bad debts. The Company’s estimates of allowances for bad debts are based on contractual terms and historical collection experience. As of January 31, 2023 and 2022, the Company’s accounts receivable consisted of the following (in thousands):

	Successor	Predecessor
	January 31, 2023	January 31, 2022
Accounts receivable, billed	$22,296	$17,084
Accounts receivable, unbilled	7,458	30
Less: Allowance for doubtful accounts	(145)	(68)
Accounts receivable, net	$29,609	$17,046

The allowance for doubtful accounts reflects the Company’s estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Activity in the allowance for doubtful accounts for the Successor Period and the Predecessor year ended January 31, 2022, was as follows (in thousands):

	Successor	Predecessor
	January 31, 2023	January 31, 2022
Balance at beginning of period	$133	$51
Charged to cost and expenses	32	40
Write-offs and recoveries	(20)	(23)
Balance at end of period	$145	$68

Deferred Contract Acquisition Costs

Contract acquisition costs are primarily related to sales commissions and related payroll taxes earned by our sales force and such costs are considered incremental costs to obtain a contract. Sales commissions for initial contracts are deferred and then amortized taking into consideration the pattern of transfer to which the asset relates and may include expected renewal periods where renewal commissions are not commensurate with the initial commissions period. The Company typically recognizes the initial commissions over the longer of the customer relationship (generally estimated to be four to six years) or over the same period as the initial revenue arrangement to which these costs relate. Renewal commissions not commensurate with the initial commissions paid are generally amortized over the renewal period. Commissions earned for professional services arrangements are expensed as incurred in accordance with the practical expedient as the contractual period of the Company’s professional services arrangements are one year or less.

A summary of deferred contract acquisition costs activity for the Successor Period, the Year to Date Predecessor Period, and the year ended January 31, 2022, is as follows (in thousands):

Successor

Deferred contract acquisition costs - August 4, 2022	$12,091
Capitalization of contract acquisition costs	4,915
Amortization of deferred contract acquisition costs	(3,799)
Deferred contract acquisition costs - January 31, 2023	$13,207

Deferred contract acquisition costs, current	$5,456
Deferred contract acquisition costs, net of current portion	7,751
Deferred contract acquisition costs - January 31, 2023	$13,207

Predecessor

Deferred contract acquisition costs - January 31, 2021	$10,137
Capitalization of contract acquisition costs	7,327
Amortization of deferred contract acquisition costs	(5,809)
Deferred contract acquisition costs - January 31, 2022	$11,655

Deferred contract acquisition costs, current	$4,174
Deferred contract acquisition costs, net of current portion	7,481
Deferred contract acquisition costs - January 31, 2022	$11,655

Deferred contract acquisition costs - January 31, 2022	$11,655
Capitalization of contract acquisition costs	3,574
Amortization of deferred contract acquisition costs	(3,458)
Deferred contract acquisition costs - August 3, 2022	$11,771

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized. Repairs and maintenance costs are charged to expense as incurred. When property and equipment are retired, or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is included in the results of operations for the respective period. Depreciation and amortization are computed using the straight-line method.

The estimated useful lives for significant property and equipment categories are as follows:

Asset Classification	Estimated Useful Life
Computer hardware and purchase software	2 - 3 years
Furniture and fixtures	3 - 7 years
Leasehold improvements	Lesser of lease term or useful life

Capitalized Software Costs

The Company capitalizes internally developed software costs incurred in accordance with ASC 350-40, Intangibles — Goodwill and Other: Internal-Use Software. The Company capitalizes payroll, payroll-related costs, and any external direct costs incurred during the application development stage. Costs related to preliminary project activities and post-implementation activities are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years.

The Company’s capitalized software development costs were $0.3 million, $0.5 million, and $0.7 million for the Successor Period, the Year to Date Predecessor Period, and the year ended January 31, 2022, respectively. Amortization expense, which is included in cost of revenue, was $0.02 million, $0.3 million, and $0.6 million, for the Successor Period, the Year to Date Predecessor Period, and the year ended January 31, 2022, respectively.

Future amortization expense for software development costs capitalized as of January 31, 2023, is as follows (in thousands):

2024	$93
2025	93
2026	67
Total	$253

Transaction Fees

All transaction fees and expenses associated with the Business Combination were expensed as incurred. Accordingly, the Company recorded approximately $1.2 million of professional and other transaction fees related to the Business Combination in general and administrative expenses in the Consolidated Statement of Comprehensive Loss for the Successor Period. The Predecessor recorded approximately $3.2 million and $6.3 million of professional and other transaction fees related to the Business Combination in general and administrative expenses in the Consolidated Statement of Comprehensive Loss for the Year to Date Predecessor Period and the year ended January 31, 2022, respectively.

The Company paid a total of $8.5 million of banking and advisory fees on behalf of the Predecessor at the closing of the Business Combination. The expense related to these banking and advisor fees was not recognized in the Predecessor's financial results as the payment of the banking and advisory fees was contingent on the successful closing of the Business Combination. The Company included the banking and advisory fees as part of the consideration transferred to acquire the Predecessor (see Note 5).

Deferred Revenue

Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the succeeding period is recorded as current deferred revenue, and the remaining portion is recorded as deferred revenue, net of current portion.

Debt Issuance Costs

Debt issuance costs consist of fees paid in cash to lenders and service providers in connection with the origination of debt, as well as the grant-date fair value of warrants issued to lenders in connection with the origination of debt. These costs are capitalized as debt issuance costs and presented as a direct deduction from the carrying value of the associated debt liability. Debt issuance costs are amortized using the effective interest method and are reflected in interest expense, net, on the Consolidated Statements of Comprehensive Loss.

For the Successor Period, the Year to Date Predecessor Period, and the year ended January 31, 2022, deferred debt issuance costs consisted of the following (in thousands):

Successor

Deferred debt issuance costs - August 4, 2022	$120
Direct costs paid	31
Amortization of debt issuance costs	(24)
Deferred debt issuance costs - January 31, 2023	$127

Predecessor

Deferred debt issuance costs - January 31, 2021	$1,425
Direct costs paid	35
Grant-date fair value of warrants issued	528
Amortization of debt issuance costs	(361)
Deferred debt issuance costs - January 31, 2022	$1,627

Deferred debt issuance costs - January 31, 2022	$1,627
Direct costs paid	118
Grant-date fair value of warrants issued	518
Amortization of debt issuance costs	(378)
Deferred debt issuance costs - August 3, 2022	$1,885

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

The Predecessor’s redeemable convertible preferred stock and restricted common stock contractually entitled the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Predecessor. Accordingly, in periods in which the Predecessor reported a net loss, such losses were not allocated to such participating securities. In periods in which the Predecessor reported a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders was the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to be outstanding if their effect is anti-dilutive.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the Successor Period, the Year to Date Predecessor Period, and the year ended January 31, 2022, there was a difference between net loss and comprehensive loss in the accompanying Consolidated Financial Statements pertaining to foreign currency translation adjustments.

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

Foreign Currency Translation

The functional currency of the Company’s subsidiaries is the local currency. For each subsidiary, assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the exchange rates in effect at the Consolidated Balance Sheet date, and revenue and expenses are translated at the average exchange rates prevailing during the month of the transaction. The effects of foreign currency translation adjustments not affecting net income are included in the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) under the cumulative translation adjustment account as a component of accumulated other comprehensive loss.

Standards Issued and Adopted

In October 2021, the FASB issued ASU No. 2021-08, Accounting Standards Update No. 2021-08—Business Combinations (Topic 805)—Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends ASC 805 to require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. As a result of the amendments, it is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its preacquisition financial statements. The standard is effective for the Company for annual reporting periods beginning after December 15, 2022, and early adoption is permitted. The Company elected to early adopt ASU No. 2021-08 for fiscal year 2023. The early adoption of ASU No. 2021-08 permitted the Company to recognized the contract assets acquired as part of the Business Combination at their carrying values rather than remeasuring them at fair value (see Note 5).

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard is effective for the Company for annual reporting periods beginning after December 15, 2021, and early adoption is permitted. The Company adopted ASU No. 2019-12 for fiscal year 2023. There was no impact on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Accounting Standards Update No. 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. Among other changes, ASU 2020-06 removes the liability and equity separation model for convertible instruments with a cash conversion feature, and as a result, after adoption, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. Additionally, ASU 2020-06 requires the application of the if-converted method for all convertible instruments in the diluted earnings per share calculation and the inclusion of the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. The amendments in this ASU are effective for public entities, excluding smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021. For all other entities, including the Company, the amendments are effective for fiscal years beginning after December 15, 2023. The Company adopted ASU 2020-06 for fiscal year 2023. The adoption of ASU 2020-06 did not have an impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance is intended to improve financial reporting for leasing transactions. The Company adopted this standard for fiscal year 2023 and the Company elected to do so using a modified retrospective transition method. That modified retrospective transition method allowed the Company to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to retained earnings in the opening balance sheet in the period of adoption without restating prior periods. ASC 842 revised prior practice related to accounting for leases under Accounting Standards Codification Topic 840 Leases (ASC 840) for both lessees and lessors and requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use (ROU) assets. Under ASC 842, the lease liability is equal to the present value of lease payments, and the ROU asset is based on the lease liability, subject to adjustments, such as for deferred rent and initial direct costs. For income statement purposes, ASC 842 retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases result in straight-line expense (similar to prior accounting by lessees for operating leases under ASC 840) while finance leases result in a front-loaded expense pattern (similar to prior accounting by lessees for capital leases under ASC 840).

The Company elected the package of practical expedients permitted under the transition guidance, which, among other things, allows the Company to carry forward the historical lease classification. In addition, the Company made accounting policy elections to combine the lease and non-lease components for all asset categories.

In accounting for the adoption of the new standard, the Company recorded operating lease ROU assets and lease liabilities of $1.2 million and $1.3 million, respectively, with the difference due to prepaid and deferred rents that were reclassified to the ROU asset value. No cumulative-effect adjustment to opening retained earnings was required for the adoption of the standard.

The standard did not materially affect the Company's Consolidated Statement of Comprehensive Loss or Consolidated Statement of Cash Flows for the fiscal year ended January 31, 2023. See Note 8 for further details.

Standards Issued, but Not Yet Effective

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the accounting for credit losses for most financial assets and certain other instruments. The standard requires that entities holding financial assets that are not accounted for at fair value through net income be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The standard is effective for the Company's annual reporting period beginning in fiscal year 2024. The Company does not believe the adoption will have a material impact on its consolidated financial statements.
3: Revenue

Disaggregation of Revenue

The table below provides revenue earned by line of service for the Successor Period, the Year to Date Predecessor Period, and the year ended January 31, 2022 (in thousands).

	Successor	Predecessor
Revenue Line	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022
Subscription revenue	$31,679	$27,946	$45,117
Services revenue
Breach	54,791	—	—
Other services	1,916	1,291	2,316
Total services revenue	56,707	1,291	2,316
Total	$88,386	$29,237	$47,433

The table below provides revenue earned based on geographic locations of our customers for the Successor Period, the Year to Date Predecessor Period, and the year ended January 31, 2022 (in thousands).

	Successor	Predecessor
Country	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022
United States	$80,674	$21,916	$35,859
Other	7,712	7,321	11,574
Total	$88,386	$29,237	$47,433

For the Successor Period, the Year to Date Predecessor Period, and the year ended January 31, 2022, no country other than the United States represented 10% or more of total consolidated revenue.

Contract Assets and Liabilities

The components of contract assets and liabilities consist of the following (in thousands):

	Successor	Predecessor
	January 31, 2023	January 31, 2022
Assets:
Accounts receivable, net	$29,609	$17,046
Deferred contract acquisition costs, current and non-current	$13,207	$11,655
Liabilities:
Deferred revenue, current and non-current	$53,958	$38,831

The significant components of the changes in the contract liabilities balances are as follows (in thousands):

	Successor	Predecessor
	January 31, 2023	January 31, 2022
Revenue recognized that was included in the opening deferred revenue balance	$31,406	$27,733
Remaining deferred revenue acquired in business acquisition	$21,337	$256

Remaining Performance Obligations

As of January 31, 2023, the Company had approximately $111.5 million of revenue that is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) under non-cancelable contracts. Of this $111.5 million, the Company expects to recognize revenue of approximately $92.6 million in the twelve-month period February 2023 through January 2024, approximately $13.8 million in the twelve-month period February 2024 through January 2025, and approximately $5.1 million thereafter.

4: Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the assets (liabilities) carried at fair value (in thousands):

	Fair value measurements at January 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$557	$—	$—	$557
Total financial assets	$557	$—	$—	$557

Liabilities:
Public warrants	$(1,373)	$—	$—	$(1,373)
Private warrants	—	(1,208)	—	(1,208)
Sponsor earnout shares	—	—	(2,445)	(2,445)
Total financial liabilities	$(1,373)	$(1,208)	$(2,445)	$(5,026)

The following table sets forth by level within the fair value hierarchy the liabilities carried at fair value (in thousands):

	Fair value measurements at January 31, 2022 using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Predecessor Warrants	$—	$—	$(10,709)	$(10,709)
Total financial liabilities	$—	$—	$(10,709)	$(10,709)

See Note 10 for a discussion of the fair value of debt.

The assumptions used to value the warrants are described in Note 11.

The assumptions used to value the Sponsor Earnout Shares are described in Note 12.

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity terms of these instruments.

5: Acquisitions

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
•
All issued and outstanding Common Stock and Convertible Preferred Stock of both ZeroFox, Inc. and IDX were canceled and converted into the holders' right to receive shares of the Company’s Common Stock at the exchange ratio of 0.286277 and 0.692629, respectively (the Exchange Ratio), resulting in the Company issuing 82,030,308 and 27,849,942 shares of the Company's Common Stock to the holders of shares of ZeroFox, Inc. and IDX, respectively.
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
•
All issued and outstanding options to purchase ZeroFox, Inc. common stock were assumed by the Company and converted into options to purchase the Company's Common Stock using the Exchange Ratio, resulting in options to purchase 6,380,458 shares of the Company's Common Stock. The Company recognized no incremental compensation expense related to the conversion (see Note 14).
•
All issued and outstanding options to purchase IDX common stock were assumed by the Company and converted into options to purchase the Company's Common Stock using the Exchange Ratio, resulting in options to purchase 1,778,919 shares of the Company's Common Stock. The Company recognized no incremental compensation expense related to the conversion (see Note 14).
•
The Company completed a Convertible Notes Financing (see Note 10) obtaining net proceeds of $149.9 million.
•
The Company completed its PIPE investment of $20.0 million, resulting in $10.0 million of net cash proceeds. Certain subscribers to the PIPE offset their subscription obligation by forgiving $5.0 million of notes payable to those subscribers by ZeroFox, Inc. (See Note 10). These PIPE subscribers also received $0.2 million of cash for interest accrued on the related notes payable. Other subscribers to the PIPE were also holders of shares of IDX common stock and offset their subscription obligation of $5.0 million by receiving net cash proceeds from the Business Combination.
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

•
The Company repaid an outstanding note payable of ZeroFox, Inc. with a principal amount of $37.5 million along with a prepayment penalty, accrued interest and legal fees of $1.2 million in aggregate (see Note 10).
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
o
The payment of IDX's banking and advisory fee of $1.5 million. The fee was included as part of the purchase price paid for IDX. See "The IDX Merger" below. As this fee was contingent upon the successful completion of the Business Combination, the expense related to this fee is neither recognized in the IDX Predecessor financial statements included within this annual report nor in the Successor Period.
o
Payment for directors and officers insurance policy of $1.2 million. The policy was recorded as a prepaid expense. The Company will amortize the prepaid expense on a straight-line basis over the six-year term of the insurance policy into general and administrative expense on the Consolidated Statement of Comprehensive Loss.
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

Accounting for the ZF Merger

The following table summarizes the estimated fair value of the purchase consideration paid to affect the ZF Merger (in thousands, except per share data):

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

The Company has recognized $29.4 million and $1.9 million of subscription revenue and services revenue, respectively, for the Successor Period from the business acquired through the ZF Merger.

Accounting for the IDX Merger

The following table summarizes the estimated fair value of the purchase consideration paid to affect the IDX Merger (in thousands, except per share data):

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

The Company recorded the preliminary allocation of the purchase price to IDX's assets acquired and liabilities assumed based on their fair values as of August 3, 2022. The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$13,727
Accounts receivable	11,944
Prepaid and other expense	3,068
Property and equipment	125
Deferred contract acquisition costs, net of current portion	177
Goodwill	286,468
Intangible Assets	100,500
Other assets	12
Total assets acquired	$416,021

Accounts payable	$7,568
Accrued liabilities	6,299
Deferred revenue, current	9,314
Deferred revenue, net of current portion	1,522
Deferred tax liability and uncertain tax positions	22,930
Total liabilities assumed	47,633
Total consideration transferred	$368,388

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

The Company has recognized $2.3 million and $54.8 million of subscription revenue and services revenue, respectively, for the Successor Period from the business acquired through the IDX Merger.

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

	Year Ended January 31,
(dollars in thousands)	2023	2022
	(unaudited)
Revenue
Subscription	$61,836	$48,309
Services	113,870	105,439
Total revenue	175,706	153,748

Net loss after tax	$(737,269)	$(61,714)

The unaudited pro forma results reflect the following adjustments:

•
amortization expense for acquired intangible assets,
•
all acquisition-related expenses are recognized as of February 1, 2021,
•
elimination of interest expense for notes paid at the closing of the Business Combination,
•
addition of interest expense for the Convertible Notes obtained at the closing of the Business Combination (see Note 10),
•
elimination of fair value adjustments for liabilities related to warrants exercised at the closing of the Business Combination, and
•
adjustments to the income tax provision.

6: Goodwill and Intangible Assets

A summary of the changes in the fair value of goodwill for the Successor Period, the Year to Date Predecessor Period, and the year ended January 31, 2022, respectively, is as follows (in thousands):

Successor

Goodwill - August 4, 2022	$1,105,258
Impairment	(698,650)
Goodwill - January 31, 2023	$406,608

Predecessor

Goodwill - January 31, 2021	$28,614
Adjustment related to business acquisitions	675
Business acquisition	5,713
Goodwill - January 31, 2022	$35,002

Goodwill - January 31, 2022	$35,002
Adjustment related to business acquisitions	—
Goodwill - August 3, 2022	$35,002

The Company recorded an impairment charge of $698.7 million during the Successor Period, as part of its interim test of goodwill. The Company's estimate of the fair value of its single reporting unit of $675.0 million was below the carrying value of the reporting unit of $1,373.7 million as of October 31, 2022.

Determining the fair value of our reporting unit requires judgment and the use of significant estimates and assumptions. Given the current competitive and macroeconomic environment and the uncertainties regarding the related impact on the business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim and annual goodwill impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions are not realized, the Company may record additional goodwill impairment charges in the future. It is not possible at this time to determine if any such future impairment charge would result or whether such charge would be material.

The tables below summarize the Company’s intangible assets as of January 31, 2023, and the Predecessor's intangible assets as of January 31, 2022 (amounts in thousands, except for useful lives).

Successor	As of January 31, 2023
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8.6	$154,400	$(11,894)	$142,506
Developed technology	5	95,800	(9,425)	86,375
Trademarks / trade names	10	35,300	(1,737)	33,563
		$285,500	$(23,056)	$262,444

Predecessor	As of January 31, 2022
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	6	$15,450	$(3,239)	$12,211
Developed technology	5	2,560	(621)	1,939
Trademarks / trade names	2	140	(80)	60
		$18,150	$(3,940)	$14,210

The Company analyzed if there was an impairment of long-lived assets as of January 31, 2023. The Company determined that the carrying value of its assets were recoverable and accordingly, concluded that no impairment had occurred.

The tables below summarizes the future amortization of the Company’s intangible assets as of January 31, 2023 (amounts in thousands).

Fiscal 2024	$42,981
Fiscal 2025	38,968
Fiscal 2026	38,968
Fiscal 2027	38,968
Fiscal 2028	29,542
Thereafter	73,017
Total amortization of intangible assets expense	$262,444

On the Company's Consolidated Statement of Comprehensive Loss, the Company recognizes expense for the amortization of customer relationships within sales and marketing expense, expense for the amortization of developed technology within cost of subscription revenue, and expense for the amortization of trademarks and trade names within general and administrative expense.

The Company recognized amortization of intangible assets expense in the accompanying Consolidated Statements of Comprehensive Loss for the for the Successor Period, the Year to Date Predecessor Period, and the year ended January 31, 2022, as follows (in thousands):

	Successor	Predecessor
	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022
Cost of revenue - subscription	$9,425	$260	$481
Sales and marketing	11,894	1,308	2,478
General and administrative	1,737	36	63
Total amortization of acquired intangible assets	$23,056	$1,604	$3,022

7: Property and Equipment

Property and equipment as of January 31, 2023 and 2022, consisted of the following (in thousands):

	Successor	Predecessor
	January 31, 2023	January 31, 2022
Computer hardware and purchased software	$907	$2,136
Furniture and fixtures	20	337
Leasehold improvements	114	243
Total property and equipment	1,041	2,716
Less: accumulated depreciation	(370)	(2,022)
Property and equipment, net	$671	$694

Depreciation and amortization expense for the Successor Period, the Year to Date Predecessor Period and the year ended January 31, 2022 was $0.4 million, $0.3 million, and $0.5 million, respectively.

The table below provides the net values of property and equipment by geographic location as of January 31, 2023 and 2022, (in thousands):

	Successor	Predecessor
	January 31, 2023	January 31, 2022
United States	$473	$476
India	121	119
Chile	77	99
Property and equipment, net	$671	$694

8: Leases

The Company has operating leases for office facilities and office equipment. Our leases have remaining terms of less than one year to approximately three years, some of which include options to renew.

Our total net cost for operating leases for the Successor Period and the Year to Date Predecessor Period was $1.6 million.

Included in the measurement of the lease liability at January 31, 2023, is $1.6 million in cash payments for operating leases which were made during the Successor Period and the Year to Date Predecessor Period.

Supplemental balance sheet information related to lease liabilities was as follows:

(in thousands, except lease term and discount rate)	January 31, 2023
Operating leases
Operating ROU assets	$720

Operating lease liabilities, current	$406
Operating lease liabilities, net of current portion	427
Total operating lease liabilities	$833

Weighted average remaining lease term	1.7 years
Weighted average discount rate	4.8%

Maturities of operating lease liabilities at January 31, 2023 were as follows:

(in thousands)
Year ending January 31,
2024	$754
2025	538
2026	64
Total lease payments	1,356
Less: imputed interest	(523)
Total lease payments	$833

Rent expense related to operating leases for office facilities was $0.9 million the year ending January 31, 2022.

9: Accrued Compensation, Accrued Expenses, and Other Current Liabilities

Accrued compensation, accrued expenses, and other current liabilities as of January 31, 2023 and 2022, consisted of the following (in thousands):

	Successor	Predecessor
	January 31, 2023	January 31, 2022
Accrued employee compensation	$1,098	$500
Accrued commissions	1,408	2,010
Accrued bonuses	3,893	1,366
Accrued payroll-related expenses	242	630
Other current liabilities	12,110	2,514
Total accrued compensation, accrued expenses, and other current liabilities	$18,751	$7,020

10: Debt

The tables below summarize key terms of the Company’s debt that was outstanding as of January 31, 2023, and the Predecessor's debt as of January 31, 2022 (amounts in thousands, except for interest rates).

Successor	As of January 31, 2023
Lender	Stated Interest Rate	Effective Interest Rate	Gross Balance	Unamortized Debt Discount	Unamortized Deferred Debt Issuance Costs	Discount on Note Payable	Net Carrying Value
Stifel Bank	8.50%	8.50%	$15,000	$—	$—	$—	$15,000
InfoArmor	5.50%	5.50%	2,344	—	—	—	2,344
Convertible notes	7.00% Cash / 8.75% PIK	8.53%	156,564	—	(127)	—	156,437
			$173,908	$—	$(127)	$—	$173,781

					Current portion of long-term debt		$15,938
					Long-term debt		157,843
							$173,781

Predecessor	As of January 31, 2022
Lender	Stated Interest Rate	Effective Interest Rate	Gross Balance	Unamortized Debt Discount	Unamortized Deferred Debt Issuance Costs	Discount on Note Payable	Net Carrying Value
Stifel Bank	4.50%	6.50%	$15,000	$(96)	$(574)	$—	$14,330
Orix Growth Capital, LLC	10.00%	12.13%	30,000	(349)	(608)	—	29,043
InfoArmor	5.50%	5.50%	3,281	—	—	(213)	3,068
PIPE Investors	5.00%	5.00%	5,032	—	—	—	5,032
			$53,313	$(445)	$(1,182)	$(213)	$51,473

					Current portion of long-term debt		$5,970
					Long-term debt		45,503
							$51,473

Orix Note

On January 7, 2021, the Predecessor entered into a loan and security agreement with Orix Growth Capital, LCC (Orix) for $30.0 million, which is subordinated to the Stifel loan and is collateralized by substantially all of the assets of the Company. In conjunction with the loan and security agreement, warrants were issued to Orix (see Note 11 for discussion of warrants). The loan and security agreement provided for an immediate advance, upon loan closing, of $20.0 million, which the Company drew in full. The remaining $10.0 million shall be made in no more than three disbursements in increments of at least $2.5 million any time after March 31, 2021 and before March 31, 2022, as selected by ZeroFox. Advances under the agreement pay cash interest monthly at 10.00% per annum. The loan matures and all unpaid principal and interest is due in full on January 7, 2026. The loan also carries an end of term clause equal to 3% of the total amount borrowed if repaid on or before January 7, 2023, or 2% if repaid thereafter and prior to the maturity date.

On February 10, 2022, the Predecessor amended its loan and security agreement with Orix. From the amended loan and security agreement with Orix, in February 2022, the Predecessor borrowed $7.5 million, from which it received approximately $7.4 million of proceeds net of issuance cost of $0.1 million, and issued 161,112 warrants to purchase Series E redeemable convertible preferred stock at an exercise price of $1.86205. The cumulative outstanding principal of the loan was $37.5 million.

In connection with the Business Combination, the Company repaid the amounts due to Orix in full totaling $38.7 million, including a prepayment penalty of $1.2 million. The Company recognized the prepayment penalty in interest expense, net on the Consolidated Statement of Comprehensive Loss in the Successor Period.

The terms of the loan and security agreements with Orix included financial covenants whereby the Predecessor must be in compliance with the following: a) at any time, the ratio of Total Debt (as defined in the loan and security agreements) to Annual Recurring Revenue (“ARR”) (as defined in the loan and security agreements) shall not be more than 1.00:1.00, and b) the Predecessor shall maintain a minimum ARR, which increases over time, as defined in the loan and security agreements, measured as of the last day of each quarter. The Predecessor was in compliance with its financial covenants as of August 3, 2022.

Bridge Notes

In December of 2021, the Predecessor issued $5.0 million in bridge notes ($4.8 million of which were issued to related parties) to certain investors “PIPE Investors” in the potential PIPE (see Note 16). The bridge notes accrue interest at 5% per annum (computed on the basis of a 365-day year), which is paid-in-kind as an addition to the principal balance of the bridge notes. The bridge notes are due at the earlier of the twelve-month anniversary of their issuance or the closing of the respective PIPE. Upon the closing of a PIPE, the bridge note holder may direct the Predecessor to satisfy its payment obligations under the bridge note by paying the holder/investor’s obligation under the PIPE.

In connection with the Business Combination, the notes and accrued interest owed to PIPE Investors were settled. The interest accrued through the date of the Business Combination of $0.2 million was paid to the PIPE Investors note holders in cash. The principal value of the related notes owed by the Predecessor of $5.0 million was offset against obligations the note holders had with the Company as part of the PIPE Subscription Agreement. The Company included the $5.0 million as part of the purchase price paid to complete the ZF Merger (see Note 5).

Stifel Note

On January 7, 2021, the Predecessor entered into a loan and security agreement with Stifel Bank (“Stifel”) for $10.0 million, which is collateralized by substantially all of the assets of the Predecessor. In conjunction with the loan and security agreement, warrants were issued to Stifel (see Note 11 for discussion of warrants). The loan and security agreement provided for an immediate advance, upon loan closing, of $10.0 million, which the Predecessor drew in full. Advances under the agreement pay cash interest monthly at the greater of the prime rate as reported in the Wall Street Journal plus 1.00%, or 4.50% per annum. If any loan payment is not made within 10 days of the payment due date, the Predecessor will incur a late fee equal to the lesser of (i) 5.00% of the unpaid amount or (ii) the maximum amount permitted to be charged under applicable law, not in any case to be less than twenty-five dollars. The loan matures and all unpaid principal and interest is due in full on January 7, 2024.

The loan and security agreement with Stifel contains a provision whereby, in the Event of Default, the obligation will bear additional interest at a rate equal to 4%. Management evaluated Events of Default and determined the non-credit related events of default represent an embedded derivative that must be bifurcated and accounted for separately from the loan and security agreement. The default rate derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management has assessed the probability of occurrence for a non-credit default event and determined the likelihood of a referenced event to be remote. Therefore, the estimated fair value of the default rate derivative was negligible as of January 31, 2023 and 2022, and no amount was recorded.

The terms of the loan and security agreement Stifel include financial covenants whereby the Predecessor must be in compliance with the following: a) at any time, the ratio of Total Debt (as defined in the loan and security agreements) to Annual Recurring Revenue (“ARR”) (as defined in the loan and security agreements) shall not be more than 1.0:1.0, and b) the Predecessor shall maintain a minimum ARR, which increases over time, as defined in the loan and security agreements, measured as of the last day of each quarter.

On December 8, 2021, the Predecessor amended its loan and security agreement with Stifel. The amendment reset the minimum ARR covenant for future periods and provided for an additional borrowing of $5.0 million, for which the Company borrowed $5.0 million in December 2021 and issued 161,113 warrants to purchase Series E redeemable convertible preferred stock at an exercise price of $1.86205. As of January 31, 2023, the outstanding principal of the loan includes $15.0 million of principal borrowed.

In connection with the Business Combination, the Company amended its loan and security agreement with Stifel Bank. The amendment superseded the financial covenants with which the Company must be in compliance. The amended financial covenants include the following commitments: a) a balance of cash held at Stifel Bank in an amount equal to or greater than the amount of outstanding debt and b) minimum liquidity (as defined in the loan and security agreement). The Company was in compliance with its financial covenants as of January 31, 2023.

In connection with the Business Combination, the Company recorded the debt outstanding with Stifel Bank at fair value. The Company determined the fair value of these notes to be the principal value and accrued interest outstanding at the date of the Business Combination

The loan with Stifel Bank is secured by all assets of the Company.

InfoArmor Note

On June 7, 2021, the Predecessor issued a $3.8 million promissory note payable to InfoArmor, Inc. in connection with its acquisition of Vigilante. The promissory note accrues interest at 5.5% per annum (computed on the basis of a 365 day year). Principal and interest payments of $0.2 million are paid quarterly over the four-year term of the loan maturing on June 7, 2025. As of January 31, 2023, $0.9 million was recorded in current portion of long-term debt in the consolidated financial statements.

In connection with the Business Combination, the Company recorded the debt outstanding with InfoArmor at fair value. The Company determined the fair value of these notes to be the principal value and accrued interest outstanding at the date of the Business Combination.

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

At January 31, 2023, the net carrying amount of the Convertible Notes of $156.4 million (reflected as long term debt on the Consolidated Balance Sheet) compares to the fair value of $97.2 million. The fair value of the Convertible Notes is categorized as a Level 3 liability in the fair value hierarchy.

11: Warrants

ZeroFox Holdings, Inc. Public Warrants and Private Warrants

At January 31, 2023, there were 8,625,000 Public Warrants and 7,588,430 Private Warrants outstanding. The Public Warrants became exercisable on September 2, 2022, which was 30 days after the completion of the Business Combination. The Public Warrants will expire five years from the completion of the Business Combination or earlier upon redemption or liquidation.

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

If the Company calls the Public Warrants for redemption, as described above, management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Company Common Stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. The Public Warrants will not be adjusted for the issuance of shares of Company Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants.

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

Fair Value of ZeroFox Holdings, Inc. Public Warrants and Private Warrants

The Company analyzed the rights and features of the Public Warrants and Private Warrants to determine the appropriate fair value estimation approach. Both the public and private warrants give the holder the option to purchase one share of Company Common Stock at a strike price of $11.50. The Company's Public Warrants are traded on NASDAQ under the ticker "ZFOXW" providing an observable price for the warrants. Accordingly, the Company uses the closing price of the Public Warrants on the balance sheet date as an indicator of their fair value. Although the Private Warrants are not subject to the same early redemption feature as the Public Warrants and are not publicly traded, the Private Warrants are subject to the same make-whole provisions as the Public Warrants if not held by the initial purchaser or permitted transferee and as such, are considered economically similar to the Public Warrants. As such, the Company uses the same indicator of fair value as the Public Warrants for the Private Warrants.

The closing price for the Company's Public Warrants as of August 3, 2022, was $0.49 per warrant, resulting in an initial fair value of $4.2 million and $3.7 million for the Public Warrants and Private Warrants, respectively.

The public closing price for the Company's Public Warrants as of January 31, 2023, was $0.16 per warrant, resulting in a fair value of $1.4 million and $1.2 million for the Public Warrants and Private Warrants, respectively.

The Company recorded the change in the fair value of both the Public Warrants and Private warrants to change in fair value of warrant liability on the Consolidated Statement of Comprehensive Loss.

Predecessor Warrants

In conjunction with the SLWF II loan issued on June 1, 2017, SLWF II received a warrant to purchase 1,924,790 shares of common stock. The warrant expires on June 1, 2027. The warrant is exercisable at an exercise price of the lesser of (i) $0.20 or (ii) the lowest value of a share of the Predecessor’s common stock as determined by any future Section 409(A) valuation. The warrant contains a provision stating that if a Qualified Financing (as defined in the warrant agreement) occurs, the holder may elect to convert the warrant into a warrant to purchase the Future Round Securities issued in the Qualified Financing. As of the date the financial statements were available to be issued, this provision had not been executed.

In conjunction with the Hercules loan issued on June 26, 2019, Hercules is entitled to receive an aggregate number of Preferred Stock warrants equal to 4.00% of the applicable term advance divided by either (i) the “Next Round” preferred stock price, if completed by July 31, 2020, or (ii) the C-1 preferred stock price of $1.23. The Predecessor did not meet the Next Round milestone; therefore, Hercules received a warrant to purchase 487,805 shares of C-1 preferred stock. The warrant expires on June 26, 2029. On May 7, 2021, in conjunction with the amendment to the Hercules loan and security agreement and the immediate advance of $5.0 million, Hercules received a warrant to purchase 160,546 shares of C-1 preferred stock with the same terms as the warrants issued on June 26, 2020.

In conjunction with the Stifel loan issued on January 7, 2021, Stifel received a warrant to purchase 107,408 shares of Series E preferred stock for an exercise price of $1.86 per share. The Series E preferred warrant expires on January 7, 2031. In connection with the Stifel amendment on December 8, 2021, Stifel received a warrant to purchase 161,113 shares of Series E preferred stock for an exercise price of $1.86 per share. The Series E preferred warrant expires on December 8, 2031. The fair value of the Series E preferred warrants was $0.9 million as of January 31, 2022.

In conjunction with the Orix loan issued on January 7, 2021, Orix received a warrant to purchase 644,451 shares of Series E preferred stock for an exercise price of $1.86 per share. The Series E preferred warrant expires on January 7, 2031. The fair value of the Series E preferred warrant was $2.0 million as of January 31, 2022.

The exercise prices for the Series E preferred warrants are subject to anti-dilution adjustments in certain circumstances, including upon certain issuances of capital stock.

Warrants to purchase 124,903 shares of Series A preferred stock and warrants to purchase 146,341 shares of Series B preferred stock were outstanding at January 31, 2022 and 2021. The Series A preferred warrant expires on May 22, 2025, and the Series B preferred warrant expires on September 1, 2026.

The fair values of the Predecessor’s warrants issued before July 8, 2021 are determined using the Black-Scholes model. After July 8, 2021, as a result of the potential merger with a SPAC, the Predecessor began utilizing a Probability-Weighted Expected Return Method (“PWERM”) to determine the fair value of the Company’s warrants issued. The Predecessor utilized a PWERM relying on (1) a Black-Scholes-Merton model to value a continued operations scenario where the Predecessor remained a private entity (the “Stay Private Scenario”) and (2) a transaction scenario that reflected the merger with a SPAC (the “Transaction Scenario”).

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

Upon completion of the Business Combination, the outstanding Predecessor Warrants were assumed by the Company and converted into warrants to purchase Company Common Stock using the Exchange Ratio (see Note 5). The exercise price of each Predecessor Warrant was similarly adjusted using the Exchange Ratio. Details of the Predecessor Warrants are as follows:

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

On August 5, 2022, and August 8, 2022, holders of Predecessor Warrants elected to exercise their warrants on a net basis. The Company applied the treasury stock method to the net exercise. The net exercise resulted in the Company issuing 784,907 shares of Company Common Stock for the Predecessor Warrants. As of January 31, 2023, all Predecessor Warrants have been exercised.

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

As a result of the potential Business Combination (see Note 5), the Predecessor began utilizing a Probability-Weighted Expected Return Method ("PWERM") to determine the fair value of the Predecessor Warrants. The Predecessor utilized a PWERM relying on (1) a Black-Scholes model to value continued operations scenario where the Predecessor remained a private entity and (2) a transaction scenario that reflected the Business Combination.

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

The fair value of the Predecessor Warrants was recognized as a liability at fair value as part of the accounting for the ZF Merger (see Note 5).
12: Sponsor Earnout Shares

The sponsor and certain directors of L&F agreed, upon closing of the Business Combination, to subject 1,293,750 of their shares (Sponsor Earnout Shares) of Company Common Stock to potential forfeiture if triggering events do not occur during the earnout period. The earnout period begins on the Closing Date of the Business Combination, August 3, 2022, and extends to the five-year anniversary of the Closing Date. There are three triggers where, upon achievement of the trigger, one third of the Sponsor Earnout Shares are deemed earned and no longer subject to forfeiture. The three triggers are:

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

From the Closing date to January 31, 2023, no triggering events had been achieved.

Sponsor Earnout Shares Fair Value

The Company performed Monte Carlo simulations to estimate the achievement of each of the triggering events, the volume-weighted average stock price at the estimated time at which the triggering events were achieved, and the duration of time required to achieve the triggering events. From the Monte Carlo results, the Company calculated an average, discounted fair value per share of each of the one-third tranches of Sponsor Earnout Shares subject to potential forfeiture. The table below documents the Monte Carlo assumptions, inputs, and the fair value results at each balance sheet date:

	January 31, 2023	August 3, 2022

Per Share Price of Company Common Stock	$3.62	$10.95
Annual Equity Volatility	65.00%	50.00%
Risk-Free Rate of Return	3.70%	2.86%

Fair Value per Share Tranche I	$2.12	$10.06
Fair Value per Share Tranche II	$1.88	$9.32
Fair Value per Share Tranche III	$1.67	$8.63

Aggregate Fair Value (in thousands)	$2,445	$12,079

The Company recognized the initial liability of $12.1 million as part of the closing of the Business Combination, with an offset to opening retained earnings. The Company recognized the liability as part of the Business Combination as the potential forfeiture mechanism of the Sponsor Earnout Shares only became effective as a direct result of the successful closing of the Business Combination. The Company recorded the change in the fair market value of the Sponsor Earnout Shares to change in fair market value of Sponsor Earnout Shares on the Consolidated Statement of Comprehensive Loss.
13: Common Stock, Redeemable Convertible Preferred Stock, and Stockholders' Equity (Deficit)

The authorized capital stock of the Company consists of 1,100,000,000 shares of stock, $0.0001 par value per share, of which 1,000,000,000 shares are designated as Common Stock and 100,000,000 shares are designated as Preferred Stock.

Common Stock

The Company has issued and outstanding 118,190,135 shares of Common Stock as of January 31, 2023. Holders of Common Stock are entitled to one vote for each share.

Dividend Rights

Subject to the preferences that may apply to any shares of the Company's preferred stock outstanding at the time, the holders of Common Stock will be entitled to receive dividends, out of funds legally available for the payment of dividends, if the Board of Directors, in its discretion, authorizes the issuance of dividends. The Company's Board of Directors has not declared any dividends related to Company Common Stock as of January 31, 2023, and through the date these financial statements were available to be issued.

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

Preferred Stock

The Board of Directors of the Company has not issued any classes or series of preferred stock as of January 31, 2023, and through the date these financial statements were available to be issued.

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

The Predecessor’s capital structure includes the following classes of securities:

Predecessor Common Stock

The Predecessor’s common stock contains the following rights:

Liquidation Rights — In the event of any liquidation or dissolution of the Predecessor (“Liquidation Event”), the holders of predecessor's common stock are entitled to the remaining assets of the Predecessor legally available for distribution after the payment of the full liquidation preference for all series of the Predecessor's outstanding redeemable convertible preferred stock (“Preferred Stock”).

Dividends and Voting Rights — The holders of the Predecessor's common stock are entitled to receive dividends if declared by the Predecessor, but not until all dividends on all series of the Predecessor's redeemable convertible preferred stock have been either paid or declared and segregated. Holders of the Predecessor's common stock have the right to one vote per share.

Predecessor Redeemable Convertible Preferred Stock

The Company’s redeemable convertible preferred stock consists of (in thousands, except share data):

	Predecessor
	February 1, 2022 to		Year Ended
	August 3, 2022		January 31, 2022
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount
Convertible preferred stock—Series E, $0.00001 par value—authorized 19,033,653 shares; (liquidation preference $28,354,249)	15,767,013	$36,291	15,227,437	$33,248
Convertible preferred stock—Series D, $0.00001 par value—authorized 14,833,942 shares; (liquidation preference $21,222,496)	13,871,547	21,067	13,871,547	21,067
Convertible preferred stock—Series D-2, $0.00001 par value—authorized 993,868 shares (liquidation preference $1,216,439)	993,868	1,451	993,868	1,451
Convertible preferred stock—Series D-1, $0.00001 par value—authorized shares 5,878,303 (liquidation preference $8,094,053)	5,878,303	8,171	5,878,303	8,171
Convertible preferred stock—Series C-1, $0.00001 par value—authorized 16,208,756 shares (liquidation preference $14,037,000)	11,882,605	16,836	11,376,115	13,979
Convertible preferred stock—Series C, $0.00001 par value—authorized 21,124,700 shares (liquidation preference $19,999,999)	21,124,699	19,899	21,124,699	19,899
Convertible preferred stock—Series B, $0.00001 par value—authorized 26,914,949 shares (liquidation preference $22,124,088)	26,914,949	22,047	26,914,949	22,047
Convertible preferred stock—Series A, $0.00001 par value—authorized 16,122,188 shares (liquidation preference $10,246,261)	15,997,285	10,159	15,997,285	10,159
Convertible preferred stock—Series seed, $0.00001 par value—authorized 9,198,372 shares (liquidation preference $2,285,795)	9,198,372	2,208	9,198,372	2,208

	121,628,641	$138,129	120,582,575	$132,229

Predecessor Redeemable convertible preferred stock — Series E — In September 2020, in connection with the Cyveillance Acquisition, the Predecessor issued 8,110,058 shares of Series E Predecessor redeemable convertible preferred stock (“Series E”) with a fair value of $2.09 per share. As a result of these shares being issued the Predecessor incurred issuance costs of $0.1 million. The difference between the carrying value of Series E and the liquidation preference of Series E, as defined below, is equal to the issuance costs. Such difference is not being accreted as Series E is not mandatorily redeemable, and the Predecessor did not believe that a deemed liquidation event was probable of occurring. Subsequent to September 2020, an additional 7,117,379 shares of Series E redeemable convertible preferred stock were issued with an aggregate fair value totaling approximately $16.4 million.

Predecessor Redeemable convertible preferred stock — Series D, Series D-1, and Series D-2 — In December 2019, the Predecessor issued 13,871,547 shares of Series D Predecessor redeemable convertible preferred stock (“Series D”) at $1.529930 per share for aggregate proceeds of $21.2 million, less issuance costs of $0.2 million. The difference between the carrying value of Series D and the liquidation preference of Series D, as defined below, is equal to the issuance costs. Such difference is not being accreted as Series D is not mandatorily redeemable, and the Predecessor did not believe that a deemed liquidation event was probable of occurring.

The sale of Series D on December 20, 2019, triggered the automatic redemption of the convertible notes. The outstanding principal and accrued interest on the notes payable of $8.6 million was redeemed for 5,878,303 shares of Series D-1 with a fair value per share of $1.39 and 993,868 shares of Series D-2 with a fair value per share of $1.46. Therefore, as a result of the redemption, the Predecessor recorded redeemable convertible Series D-1 preferred stock of $8.2 million and redeemable convertible Series D-2 preferred stock of $1.5 million. The difference between the value of the Series D-1 and Series D-2 redeemable convertible preferred stock recorded of $9.6 million and the outstanding principal and accrued interest on the notes payable of $8.6 million was equal to $1.1 million, which was recorded as a loss on debt extinguishment.

Predecessor Redeemable convertible preferred stock — Series C-1 — In May 2018, the Predecessor issued 11,376,115 shares of Series C-1 Predecessor redeemable convertible preferred stock (“Series C-1”) at $1.233901 per share for aggregate proceeds of $14.0 million, less issuance costs of $0.1 million. The difference between the carrying value of Series C-1 and the liquidation preference of Series C-1, as defined below, is equal to the issuance costs. Such difference is not being accreted as Series C-1 is not mandatorily redeemable, and the Predecessor did not believe that a deemed liquidation event was probable of occurring.

Predecessor Redeemable convertible preferred stock — Series C — In April 2017, the Predecessor issued 21,124,699 shares of Series C Predecessor redeemable convertible preferred stock (“Series C”) at $0.946759 per share for aggregate proceeds of $20.0 million, less issuance costs of $0.1 million. The difference between the carrying value of Series C and the liquidation preference of Series C, as defined below, is equal to the issuance costs. Such difference is not being accreted as Series C is not mandatorily redeemable, and the Predecessor did not believe that a deemed liquidation event was probable of occurring.

Predecessor Redeemable convertible preferred stock — Series B — In November 2015, the Predecessor issued 25,176,396 shares of Series B Predecessor redeemable convertible preferred stock (“Series B”) at $0.822 per share for aggregate proceeds of $20.7 million, less issuance costs of $0.1 million. The difference between the carrying value of Series B and the liquidation preference of Series B, as defined below, is equal to the issuance costs. Such difference is not being accreted as Series B is not mandatorily redeemable, and the Predecessor did not believe that a deemed liquidation event was probable of occurring.

The sale of Series B on November 20, 2015, triggered the redemption of outstanding convertible notes payable held by several strategic investors of the Predecessor. The outstanding principal and accrued interest on the notes payable totaled $1.3 million, which was converted into 1,738,553 shares of Series B, with a value of $1.4 million. The difference of $0.1 million represents, on average, a 6.2% discount on the selling price of Series B as required under the provisions of the convertible notes payable. The value of the discount was recognized on the date of the conversion.

Predecessor Redeemable convertible preferred stock — Series A — In April 2014, the Predecessor issued 15,997,285 shares of Series A Predecessor redeemable convertible preferred stock (“Series A”) at $0.6405 per share for aggregate proceeds of $10.2 million, less issuance costs of $0.1 million. The difference between the carrying value of Series A and the liquidation preference of Series A, as defined below, is equal to the issuance cost. Such difference not being accreted as Series A is not mandatorily redeemable and the Predecessor did not believe that a deemed liquidation event was probable of occurring.

Predecessor Series E, Series D-2, Series D-1, Series D, Series C-1, Series C, Series B, and Series A (collectively the “Series Preferred”) contain the following rights:

Conversion and Redemption Provisions — Series Preferred is mandatorily convertible upon either a Qualified IPO, which is defined in the Predecessor’s certificate of incorporation as the closing of the sale of shares of Predecessor Common Stock to the public at a price of at least five (5) times the Predecessor Series D Original Issue Price (defined in the Predecessor’s certificate of incorporation as $1.529930 per share, subject to adjustment based on the occurrence of certain events) in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $30,000,000 of proceeds, net of the underwriting discount and commissions, to the Predecessor or the vote of the holders of a majority of the Series Preferred and Series Seed and the vote of a holders a majority of the Series D, Series D-1 and Series D-2. The requisite holders approved the mandatory conversion of the Series Preferred by written consent on December 18, 2021. The holders of the Predecessor’s Series Preferred are entitled to convert their shares into Predecessor common stock on demand. The number of shares of Predecessor common stock issued upon conversion is determined based on the number of converted Series Preferred and the conversion ratio. The conversion ratio is calculated by dividing the original issue price by the conversion price then in effect. The conversion price can be adjusted based on the occurrence of certain events, as defined in the certificate of incorporation. The table below depicts the original issue date, original issue price, conversion price, and conversion ratio, including all changes to conversion prices and conversion ratios from each Series Preferred original issue date through January 31, 2022.

Predecessor Preferred Stock Series	Original Issue Date	Effective Date of Conversion Price	Original Issue Price	Conversion Price	Conversion Ratio
Series A	April 14, 2014	November 20, 2015	$0.640	$0.320	2.0
Series B	November 20, 2015	November 20, 2015	$0.822	$0.411	2.0
Series C	April 26, 2017	April 26, 2017	$0.947	$0.473	2.0
Series C-1	May 31, 2018	May 31, 2018	$1.234	$0.617	2.0
Series D	December 20, 2019	December 20, 2019	$1.530	$0.765	2.0
Series D-1	December 20, 2019	December 20, 2019	$1.224	$0.612	2.0
Series D-2	December 20, 2019	December 20, 2019	$1.377	$0.688	2.0
Series E	September 30, 2020	September 30, 2020	$1.862	$0.931	2.0

The Series Preferred is not mandatorily redeemable. The Series Preferred is contingently redeemable upon the occurrence of a deemed liquidation event and a majority vote of the holders of Series Preferred and Series Seed to redeem all outstanding shares of the Predecessor’s redeemable convertible preferred stock. The contingent redemption upon the occurrence of a deemed liquidation is not within the Predecessor’s control and therefore the Series Preferred is classified outside of permanent equity in mezzanine equity on the Predecessor’s Consolidated Balance Sheet.

Liquidation Rights — In the event of any liquidation, the holders of shares of Series Preferred shall be entitled to be paid, on a pari passu basis, an amount per share equal to the original issue price, plus all declared but unpaid dividends prior to the payment of the liquidation preference for the holders of Series Seed or any distribution to holders of the Predecessor's common stock.

Dividends — The holders of Predecessor's Series Preferred are entitled to receive noncumulative dividends in the amount of 8% of the original issuance price if, and only if, declared by the Board. The holders of Series Preferred, prior to, and in preference to, any dividends paid on Series Seed and common stock. Holders of Series Preferred are entitled to receive dividends on an as-if-converted basis at the same rate as common stockholders, if and when dividends are declared, and are entitled to a number of votes per share equal to the number of shares of common stock into which such shares are convertible. As of January 31, 2022, no dividends have been declared or paid.

Voting Rights — Voting rights are consistent with the rights of holders of common stock, except for special rights to approve certain Predecessor actions or appoint a member of the Board, except as otherwise required by law.

Predecessor Redeemable convertible preferred stock — Series Seed — On June 21, 2013, the Predecessor issued 7,645,871 shares of Series Seed at $0.2485 per share for aggregate proceeds of $1.9 million, less offering costs of $0.1 million. One of the investors who purchased Series Seed on June 21, 2013, also received a warrant, at no additional cost, to acquire an additional 115,000 shares of Series Seed at $0.01 per share. The cash proceeds received on the initial sale of Series Seed were first allocated to the fair value of the warrant issued and recorded as a warrant liability in the amount of $0.03 million, with the remainder of the cash proceeds, totaling $1.9 million, allocated to the carrying value of Series Seed.

The sale of Series Seed on June 21, 2013, triggered the redemption of outstanding convertible notes payable held by early investors in the Predecessor. The outstanding principal and accrued interest on the notes payable totaled $0.3 million, which was converted into 1,437,501 shares of Series Seed, with a value of $0.4 million. The difference of $0.1 million represents a 20% discount on the selling price of Series Seed as required under the provisions of the notes payable. The value of the discount was recognized on the date of conversion.

On June 26, 2013, the warrant issued on June 21, 2013, was exercised. At exercise, the Predecessor issued 115,000 shares of Series Seed and recognized the value of Series Seed equal to the cash proceeds from the exercise of $1,150, plus the fair value of the warrant as recognized on issuance of $0.03 million, for a total of $0.03 million.

The difference between the carrying value of Series Seed and the liquidation preference of Series Seed, as defined below, is equal to the issuance costs, plus the fair value of the warrant on the date of grant. Such difference is not being accreted as Series Seed is not mandatorily redeemable, and the Predecessor did not believe that a deemed liquidation event was probable of occurring.

Predecessor Series Seed contains the following rights:

Conversion and Redemption Provisions — Series Seed is mandatorily convertible upon either a Qualified IPO, which is defined in the Predecessor’s certificate of incorporation as the closing of the sale of shares of Common Stock to the public at a price of at least five (5) times the Predecessor Series D Original Issue Price (defined in the Company’s certificate of incorporation as $1.529930 per share, subject to adjustment based on the occurrence of certain events) in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $30,000,000 of proceeds, net of the underwriting discount and commissions, to the Predecessor or the vote of the holders of a majority of the Series Preferred and Series Seed and the vote of a holders a majority of the Series D, Series D-1 and Series D-2. The requisite holders approved the mandatory conversion of the Series Seed by written consent on December 18, 2021. The holders of the Series Seed are entitled to convert their shares into Predecessor common stock on demand. The number of shares of common stock issued upon conversion is determined based on the number of converted Series Seed and the conversion ratio, which varies based upon the occurrence of certain events. The conversion ratios for Series Seed are described in the table below.

Predecessor Preferred Stock Series	Original Issue Date	Effective Date of Conversion Price	Original Issue Price	Conversion Price	Conversion Ratio
Seed Series	June 21, 2013	June 21, 2013	$0.249	$0.249	1.0
Seed Series	November 20, 2015	November 20, 2015	$0.249	$0.124	2.0

The Series Seed is not mandatorily redeemable. The Series Seed is contingently redeemable upon the occurrence of a deemed liquidation event and a majority vote of the holders of Series Preferred and Series Seed to redeem all outstanding shares of the Predecessor’s redeemable convertible preferred stock. The contingent redemption upon the occurrence of a deemed liquidation is not within the Predecessor’s control and therefore the Series Seed is classified outside of permanent equity in mezzanine equity on the Predecessor’s Consolidated Balance sheet.

Liquidation Rights — In the event of any liquidation event, the holders of shares of Series Seed are entitled to an amount per share equal to the original issue price, plus all declared but unpaid noncumulative dividends, after the payment of the full liquidation preference to Series A, Series B, Series C, Series C-1, Series D, Series D-1 and Series D-2, but prior to any distributions to holders of common stock.

Dividends and Voting Rights — The holders of Series Seed are entitled to receive noncumulative dividends in the amount of 8% of the original Series Seed issue price if, and only if, declared by the Board. Holders of Series Seed are entitled to receive dividends on an as-if-converted basis at the same rate as common stockholders, if dividends are declared, and are entitled to the number of votes per share equal to the number of shares of common stock into which such shares are convertible. As of January 31, 2022, no dividends have been declared or paid. Voting rights are consistent with the rights of holders of common stock, except for special rights to approve certain Predecessor actions or appoint a member of the Board, except as otherwise required by law.

The Company’s and Predecessor's common stock reserved for future issuance is as follows:

	Successor	Predecessor

	January 31, 2023	January 31, 2022
Series Seed redeemable convertible preferred stock	—	18,396,744
Series A redeemable convertible preferred stock	—	31,994,570
Series B redeemable convertible preferred stock	—	53,829,898
Series C redeemable convertible preferred stock	—	42,249,398
Series C-1 redeemable convertible preferred stock	—	22,752,230
Series D redeemable convertible preferred stock	—	27,743,094
Series D-1 redeemable convertible preferred stock	—	11,756,606
Series D-2 redeemable convertible preferred stock	—	1,987,736
Series E redeemable convertible preferred stock	—	30,454,874
Common stock warrants	16,213,430	1,924,790
Series A redeemable convertible preferred stock warrants	—	249,806
Series B redeemable convertible preferred stock warrants	—	292,682
Series C-1 redeemable convertible preferred stock warrants	—	1,296,700
Series E redeemable convertible preferred stock warrants	—	1,825,944
Stock options issued and outstanding	7,869,050	21,715,815
Restricted stock units issued and outstanding	2,802,426	—
Sponsor earn-out shares	1,293,750	—
Shares available for future grant under the 2022 plan	15,829,510	—
Shares available for future grant under the 2013 plan	—	1,193,436

	44,008,166	269,664,323

14: Stock-Based Compensation

Conversion of Stock-Based Awards

As part of the Business Combination, the Company assumed all of the issued and outstanding options to purchase the Common Stock of ZeroFox, Inc. and IDX and converted them into options to purchase the Company's Common Stock (Company Options). The number of Company Options issued along with the associated strike prices were converted using the Exchange Ratios of the Business Combination (see Note 5). The Company issued options to purchase a total of 8,159,377 shares of the Company's Common Stock, 6,380,458 going to holders of options to purchase ZeroFox, Inc. common stock and 1,778,919 going to holders of options to purchase IDX common stock. The vesting schedules, remaining term, and provisions (other than the adjusted number of underlying shares and exercise prices) of the Company Options issued, are identical to the vesting schedules, remaining term, and other provisions of the ZeroFox, Inc. and IDX options that were converted.

The conversion did not adjust vesting conditions of the options and did not require the Company to change the classification of the options. The Company recognized no incremental compensation cost as a result of the conversion. The Company recognized stock-based compensation expense based on the estimated fair value of the awards as calculated on their respective grant dates.

The Company issued no stock options from the Closing Date of the Business Combination to January 31, 2023.

ZeroFox Holdings, Inc 2022 Incentive Equity Plan

On August 3, 2022, the Company adopted the 2022 ZeroFox Holdings, Inc. Incentive Equity Plan (the 2022 Plan). The 2022 Plan became effective on the closing of the Business Combination, which also occurred on August 3, 2022. The 2022 Plan provides for the issuance of up to 11,750,135 shares of Common Stock to employees, officers, directors, consultants, and advisors in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (RSUs), dividend equivalents, and other stock or cash-based awards. On November 30, 2022, the Board of Directors approved an increase to the number of shares available for issuance under the 2022 plan, effective January 1, 2023. Pursuant to the terms of the 2022 Plan agreement, the shares available for issuance increased by 5% of the shares of Common Stock issued and outstanding at December 31, 2022, or 5,909,396 shares. As of January 31, 2023, there were 15,829,510 shares of Common Stock available for issuance under the 2022 Plan.

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

ZeroFox Holdings, Inc. Employee Stock Purchase Plan

On August 3, 2022, the Company adopted the ZeroFox Holdings, Inc. 2022 Employee Stock Purchase Plan (ESPP). The ESPP is designed to allow eligible employees of the Company and its subsidiaries to purchase shares of Company Common Stock with their accumulated payroll deductions. As of January 31, 2023, and through the date these financial statements were available to be issued, the Company had not implemented and made available the ESPP to its employees.

Stock Options

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. As the Company did not issue any stock options from the Closing Date of the Business Combination to January 31, 2023, this section describes how any such stock-based awards will be fair valued by the Company when they are issued. This section also describes how the Predecessor Companies valued their stock-based awards.

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

The Company will estimate the expected term of its employee awards using the SAB Topic 14 Simplified Method allowed by the FASB and SEC, for calculating expected term as it has limited historical exercise data to provide a reasonable basis upon which to otherwise estimate expected term. The Predecessor Companies utilized the same estimation approach. Certain of the Predecessor Companies' options began vesting prior to the grant date, in which case the Predecessor Company used the remaining vesting term at the grant date in the expected term calculation.

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

The Company used the weighted-average assumptions in the table below to estimate the fair value of stock options. There are no values for the Successor as the Successor has not issued any stock options during the Successor Period.

	Successor	Predecessor
Assumptions	January 31, 2023	August 3, 2022	January 31, 2022
Weighted-average risk-free rate	N/A	1.48%	1.42%
Weighted-average expected term of the option (in years)	N/A	6.07	6.06
Weighted-average expected volatility	N/A	38.92%	38.09%
Weighted-average dividend yield	N/A	0.00%	0.00%

A summary of option activity for the Successor Period and the Year to Date Predecessor Period, is as follows (Aggregate Intrinsic Value in thousands):

Successor	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of August 4, 2022	8,159,377	$1.5360	6.01	$17,004
Granted	—	—
Exercised	(206,476)	0.5952
Cancelled	(83,851)	2.9681
Outstanding as of January 31, 2023	7,869,050	1.5454	6.07	16,325
Vested as of January 31, 2023	5,772,232	0.9591	5.39	15,359
Vested and expected to vest as of January 31, 2023	7,135,156	$1.3793	5.88	$15,987

Predecessor	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of February 1, 2022	21,715,815	$0.4398	6.28	$51,688
Granted	1,214,500	2.3920
Exercised	(392,450)	0.2659
Cancelled	(252,159)	1.4633
Outstanding as of August 3, 2022	22,285,706	0.5377	6.45	50,864
Vested as of August 3, 2022	14,783,495	0.2660	5.41	37,757
Vested and expected to vest as of August 3, 2022	19,659,894	$0.4662	6.17	$46,276

The Company did not grant any options during the Successor Period. The weighted-average grant-date fair value of options granted during the Year to Date Predecessor Period and for the year ended January 31, 2022, was $1.0000 and $0.6709, respectively. The total intrinsic value of options exercised during the Successor Period was $0.6 million. The total intrinsic value of options exercised during the Year to Date Predecessor Period and for the year ended January 31, 2022 was $1.0 million and $1.7 million, respectively.

RSUs

The fair value of RSUs is based on the closing price of our Common Stock on the date of grant.

The Predecessor did not grant RSUs during the Year to Date Predecessor Period or prior year ending January 31, 2022. A summary of RSU activity for the Successor Period is as follows:

Successor	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of August 4, 2022	—	$—
Granted	2,827,426	$4.64
Vested	—	$—
Cancelled	(25,000)	$4.63
Outstanding as of January 31, 2023	2,802,426	$4.64

RSUs granted under our stock incentive plans generally vest over a period of one to four years. Our outstanding RSUs vest upon the satisfaction of a service-based vesting condition.

Stock-Based Compensation Expense

The Company recognized non-cash, stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Loss for the Successor Period, the Year to Date Predecessor Period, and the year ended January 31, 2022, as follows (in thousands):

	Successor	Predecessor
	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022
Cost of revenue - subscription	$97	$18	$50
Cost of revenue - services	36	2	—
Research and development	452	114	97
Sales and marketing	518	218	222
General and administrative	1,397	510	327
Total stock-based compensation expense	$2,500	$862	$696

Unrecognized compensation cost related to outstanding stock options totaled $4.2 million as of January 31, 2023, which is expected to be recognized over a weighted-average remaining period of 2.4 years.

Unrecognized compensation cost related to outstanding RSUs totaled $11.2 million as of January 31, 2023, which is expected to be recognized over a weighted-average remaining period of 3.3 years.

15: Income Taxes

U.S. and foreign components of the loss before income taxes for the Successor Period, the Year to Date Predecessor Period, and the year ended January 31, 2022, were as follows (in thousands):

	Successor	Predecessor
	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022
U.S. loss	$(734,326)	$(19,370)	$(40,031)
Foreign income (loss)	3,157	(1,924)	1,056
Total loss before income taxes	$(731,169)	$(21,294)	$(38,975)

The provision for consolidated income taxes for the Successor Period, the Year to Date Predecessor Period, and the year ended January 31, 2022, were as follows (in thousands):

	Successor	Predecessor
	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022
Current tax expense
Federal	$—	$—	$—
Foreign	177	106	100
State and local	292	5	—
	469	111	100

Deferred tax expense
Federal	(9,360)	(2,780)	(5,387)
Foreign	—	—	—
State and local	(2,281)	(911)	(299)
	(11,641)	(3,691)	(5,686)

Less: change in valuation allowance	650	3,691	5,050
Net income tax (benefit) expense	$(10,522)	$111	$(536)

The reported income tax provision differs from the amount computed by applying the statutory U.S. federal income tax rate to the loss before income taxes due to nondeductible expenses, such as the goodwill impairment, and the impact of state taxes, as well as the change in the valuation allowance. A reconciliation of the statutory US income tax rate to the effective income tax rate for the Successor Period, the Year to Date Predecessor Period, and the year ended January 31, 2022, as follows:

	Successor	Predecessor
	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022
U.S. statutory rate	21.00%	21.00%	21.00%
State taxes	0.21	3.35	0.77
Goodwill impairment	(20.07)	—	—
Transaction costs	—	(3.23)	—
Fair value adjustments	—	(2.03)	—
Other permanent differences	0.41	(1.05)	(6.61)
Changes in valuation allowance	(0.09)	(17.32)	(12.96)
Other	(0.02)	(1.24)	(0.83)
Net income tax expense	1.44%	-0.52%	1.37%

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for income tax reporting and consolidated financial statement purposes. Deferred income taxes as of January 31, 2023, and 2022 consisted of the following (in thousands):

	Successor	Predecessor
	January 31, 2023	January 31, 2022
Deferred tax assets:
Net operating losses - federal and state	$36,057	$31,697
Research and development expenditures	4,793	—
Deferred revenue	3,019	2,273
Interest expense	2,544	—
Accruals	1,240	856
Stock-based compensation	574	66
Other	308	—
Lease liability	204	—
Depreciation and amortization	112	546
Allowance for doubtful accounts	35	17
Charitable contributions	3	3
Total deferred tax assets before valuation allowance	48,889	35,458
Valuation allowance	(5,720)	(32,063)
Total deferred tax assets	43,169	3,395

Deferred tax liabilities:
Intangible assets	(61,109)	—
Contract acquisition costs	(3,256)	(2,854)
Goodwill	(258)	(541)
Right-of-use assets	(177)	—
Other	(7)	—
Total deferred tax liabilities	(64,807)	(3,395)
Net deferred tax liability	$(21,638)	$-

The net deferred tax liability presented on the Successor's balance sheet at January 31, 2023 includes liabilities for uncertain tax positions of $0.9 million.

The Company recognizes the tax benefit of a position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized. At January 31, 2023, the Successor recorded gross unrecognized tax benefits of approximately $0.8 million, $0.7 million of which, if recognized, would impact the Successor's effective tax rate. Interest and penalties accrued related to uncertain tax positions were $0.1 million at January 31, 2023. The Predecessor had no unrecognized tax benefits recorded as of January 31, 2022. The Company anticipates a $0.2 million decrease in unrecognized tax benefits within the next 12 months from the expiration of statute of limitations.

The change in gross unrecognized tax benefits, excluding accrued interest and penalties, were as follows (in thousands):

	Successor	Predecessor
	January 31, 2023	January 31, 2022
Balance at beginning of period	$—	$—
Business acquisition	838	—
Balance at end of period	$838	$—

The Company has established a valuation allowance to offset the portion of its deferred tax assets that will reverse subsequent to the reversal of the Company’s deferred tax liabilities, and certain net operating loss (“NOL”) carryforwards that have separate return limitations. The Company increased the valuation allowance in the current year by $0.7 million. The Company will continue to evaluate the realizability of its deferred tax assets.

The following table provides a rollforward of the Company’s valuation allowance for its deferred tax assets (in thousands):

	Successor	Predecessor
	January 31, 2023	January 31, 2022
Balance at beginning of period	$5,070	$27,013
Increases to allowance	650	5,050
Balance at end of period	$5,720	$32,063

The Company had NOL carryforwards available to offset future federal and state taxable income of approximately $145.6 million and $79.6 million, respectively, as of January 31, 2023. $49.6 million of the federal NOL carryforwards are subject to expiration between tax years 2033 and 2037. $49.5 million of the state NOL carryforwards are subject to expiration in varying amounts beginning tax year 2023. The remaining federal and state NOL carryforwards have no expiration.

The NOL carryforwards are subject to an annual limitation under Section 382. The Section 382 limitation will not affect our ability to realize the NOL carryforwards provided we have sufficient taxable income, subject to the annual limitation.

The Company’s federal income tax returns for fiscal year 2019 through fiscal year 2022 remained open under the statute of limitations and are subject to examination by tax authorities. In addition, as of January 31, 2023, the Company had various state income tax returns that remained open under the respective statutes of limitations and are subject to examination by tax authorities. The longest period for which any of the Company’s state income tax returns remained open and subject to examination by tax authorities is for fiscal year 2018 through fiscal year 2022. As of January 31, 2023, the Company was not under examination by federal or state tax authorities.

16: Related Party Transactions

Baltimore Headquarters Lease

The Company leases office space in Baltimore, Maryland. The lessor is owned and operated by the Company’s chief executive officer. The Company incurred rent expense of $0.2 million during the Successor Period and the Predecessor incurred rent expense of $0.2 million during the Year to Date Predecessor Period. The Company capitalized $0.1 million leasehold improvements during the Successor Period. As of January 31, 2023, the Company had leasehold improvements of $0.1 million, net of accumulated depreciation of $0.1 million. As of January 31, 2022, the Predecessor had leasehold improvements of $0.2 million, net of accumulated depreciation of $0.2 million. As of January 31, 2023, and January 31, 2022, the Company and the Predecessor, respectively, did not have any prepaid rent. The lessor holds a $0.1 million security deposit that is refundable at the end of the lease term.

Cyveillance Acquisition Sublease and Transition Support Agreement

As part of the consideration for the Cyveillance Acquisition, the Predecessor issued Predecessor Series E redeemable convertible preferred stock to LookingGlass. As a result, LookingGlass is a related party of the Predecessor. Through the conversion of Predecessor stock to Common Stock of the Company as part of the Business Combination, LookingGlass is a related party of the Company. Effective September 30, 2020, as part of the Cyveillance Acquisition, the Predecessor entered into a sublease agreement with LookingGlass for office space in Reston, Virginia. The Predecessor incurred rent expense of $0.2 million and $0.3 million for the Year to Date Successor Period and the year ended January 31, 2022, respectively. The initial term of the sublease ended on July 31, 2022, and the Predecessor elected not to renew. The Predecessor and LookingGlass also entered into a transition support agreement. The Predecessor incurred no expense and $0.2 million of expense for the six months ended July 31, 2022, and the year ended January 31, 2022, respectively. The related party transactions have concluded as of July 31, 2022.

PIPE Investors Notes

The Predecessor accrued $0.2 million of payment-in-kind (PIK) interest for notes payable with related parties during the Year to Date Predecessor Period (see Note 5). The interest accrued through the date of the Business Combination was paid in cash to the note holders on the date of the Business Combination. The principal value of the related notes owed by the Predecessor of $4.8 million was offset against obligations the note holders had with the Company as part of the PIPE Subscription Agreement.

17: Commitments and Contingencies

Sales and Other Taxes

The Company’s cloud solutions and services are subject to sales and other taxes in certain jurisdictions where the Company does business. The Company bills sales and other taxes to customers and remits these to the respective government authorities. Taxing jurisdictions have differing rules and regulations, which are subject to varying interpretations that may change over time. There may be assessments for sales tax jurisdictions in which the Company has not accrued a sales tax liability. The Company has been unable to assess the probability, or estimate the amount, of this exposure. There were no pending reviews as of January 31, 2023.

Prior to January 1, 2022, IDX did not collect U.S. sales and use tax from its customers for its services. During 2020, IDX engaged an external tax consultant to perform a full U.S. sales tax nexus study and analysis. IDX accrued and reflected historical liabilities in its financial statements and was filing Voluntary Disclosure Agreements (VDA) in relevant U.S. jurisdictions. Beginning January 1, 2022, IDX began collecting, reporting, and remitting appropriate U.S. sales tax from its customers in all applicable jurisdictions. As of January 31, 2023, the Company recorded an accrual of $1.5 million for IDX sales and use taxes that were not remitted prior to January 31, 2022.

Employee Benefit Plan

The Predecessor’s 401(k) plan (the “Predecessor's 401(k) Plan”) was established in 2014 to provide retirement and incidental benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Predecessor's 401(k) Plan provides tax-deferred salary deductions for eligible employees. Contributions to the Predecessor's 401(k) Plan are limited to a maximum amount as set periodically by the Internal Revenue Service. To date, the Company has not made any contributions to the Predecessor's 401(k) Plan.

The Company maintains a separate defined contribution 401(k) plan, whereby legacy IDX employees meeting certain requirements are eligible to participate. For additional information, refer to Note 13 of the IDX financial statements included in this annual report. The Company contributed $0.1 million to the plan during the Successor Period.

General Litigation

In the ordinary course of business, the Company is involved in various disputes. In the opinion of management, the amount of liability, if any, resulting from the final resolution of these matters will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. The Company was not involved in any pending litigation as of January 31, 2023.

Warranties and Indemnification

The Company’s enterprise cloud platform is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s online help documentation under normal use and circumstances.

The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its services infringe a third-party’s intellectual property rights. To date, the Company has not incurred any material costs because of such obligations and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

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

Purchase Commitments

The Company has a non-cancelable purchase commitment of $27.0 million related to five months of outsourced credit monitoring services provided to the Company’s largest customer as of January 31, 2023. The dollar amount and length of this commitment is determined by the customer’s exercise of annual option periods.

18: Net Loss per Share Attributable to Common Stockholders

The Company follows the two-class method when computing net loss per share of common stock because it has issued securities, other than common stock, that contractually entitle the holders to participate in dividends and earnings. These participating securities include the Company’s restricted common stock, which has non- forfeitable rights to participate in any dividends declared on the Company’s common stock. The two-class method requires all earnings for the period to be allocated between common stock and participating securities based upon their respective rights to receive distributed and undistributed earnings.

Under the two-class method, for periods with net income, basic net income per share of common stock is calculated by dividing the net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is calculated by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses.

Diluted net income per share of common stock is computed under the two-class method by using the weighted average number of shares of common stock outstanding plus, for periods with net income attributable to common stockholders, the potential dilutive effects of unvested restricted stock, stock options, warrants, and preferred stock.

Due to net losses for the Successor Period, the Year to Date Predecessor Period, and the year ended January 31, 2022, basic and diluted net loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive to the calculation of net loss per share.

The following table sets forth computation of basic loss per share attributable to common stockholders (in thousands, except share and per share data):

	Successor	Predecessor
	August 3, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022
Numerator:
Net loss	$(720,647)	$(21,405)	$(38,439)
Net loss per share attributable to common stockholders	$(720,647)	$(21,405)	$(38,439)

Denominator:
Weighted-average common stock outstanding	116,862,277	43,041,209	42,073,351
Net loss per share attributable to common stockholders - basic and diluted	$(6.17)	$(0.50)	$(0.91)

The following potentially dilutive securities were not included in the calculation of weighted average common shares outstanding, as their effects would have been anti-dilutive for the Successor Period, the Year to Date Predecessor Period, and the year ended January 31, 2022.

	Successor	Predecessor
	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022	Year Ended January 31, 2022
Preferred stock (on an as-converted basis)
Series Seed redeemable convertible preferred stock	—	18,396,744	18,396,744
Series A redeemable convertible preferred stock	—	31,994,570	31,994,570
Series B redeemable convertible preferred stock	—	53,829,898	53,829,898
Series C redeemable convertible preferred stock	—	42,249,398	42,249,398
Series C-1 redeemable convertible preferred stock	—	22,790,767	22,752,230
Series D redeemable convertible preferred stock	—	27,743,094	27,743,094
Series D-1 redeemable convertible preferred stock	—	11,756,606	11,756,606
Series D-2 redeemable convertible preferred stock	—	1,987,736	1,987,736
Series E redeemable convertible preferred stock	—	30,490,064	29,473,913
Total common stock reserved	—	241,238,877	240,184,189
Common stock
Restricted common stock	—	—	158,773
Sponsor earn-out shares	1,293,750	—	—
Total common stock	1,293,750	—	158,773
Warrants
Common stock warrants	16,220,756	1,924,790	1,924,790
Series A redeemable convertible preferred stock warrants	—	249,806	249,806
Series B redeemable convertible preferred stock warrants	—	292,682	292,682
Series C-1 redeemable convertible preferred stock warrants	—	1,247,369	1,296,700
Series E redeemable convertible preferred stock warrants	—	2,079,870	1,552,273
Total warrants	16,220,756	5,794,517	5,316,251
Options to purchase common stock
Issued and outstanding	7,926,307	22,178,814	20,695,388
Restricted stock units
Issued and outstanding	747,405	—	—

19: Subsequent Events

On January 26, 2023, the Company entered into an agreement to lease 15,023 square feet of a building to be used for general office space in Portland, Oregon. As of the date the consolidated financial statements were available to be issued, in accordance with the lease agreement the Company has not made any rental payments, taken possession of the premise, or been given the right to control the premise.

The lease agreement provides that the Company will pay approximately $1.7 million in total base rate during the three-year term of the lease, in addition to payments for operating expenses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of ZeroFox Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ID Experts Holdings, Inc. and subsidiary (the "Company") as of August 3, 2022 and December 31, 2021, the related consolidated statements of income, redeemable convertible preferred stock and stockholders’ deficit, and cash flows, for the period January 1, 2022 to August 3, 2022 and the year ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 3, 2022 and December 31, 2021, and the results of its operations and its cash flows for the period January 1, 2022 to August 3, 2022 and the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

McLean, Virginia

March 29, 2023

We have served as the Company's auditor since 2022.

ID Experts Holdings, Inc. and Subsidiary

Consolidated Balance Sheets

	August 3,	December 31,
(in thousands, except share data)	2022	2021

Assets
Current assets:
Cash and cash equivalents	$16,284	$17,986
Accounts receivable, net of allowance for doubtful accounts of $65 and $179, respectively	11,937	9,997
Deferred contract acquisition costs, current	1,843	825
Prepaid expenses and other assets	1,232	953
Total current assets	31,296	29,761

Property and equipment, net	125	127
Deferred contract acquisition costs, net of current portion	189	263
Deferred tax asset	2,584	1,229
Other long-term assets, net	-	37
Total assets	$34,194	$31,417
Liabilities, redeemable convertible preferred stock, and stockholders' deficit
Current liabilities:
Accounts payable	$7,548	$7,286
Accrued compensation, accrued expenses, and other current liabilities	6,256	6,606
Deferred revenue, current	9,314	7,560
Current portion of convertible debt, carried at fair value	3,034	2,445
Current portion of long-term debt	3,333	1,667
Total current liabilities	29,485	25,564

Deferred revenue—net of current portion	1,522	2,116
Accrued expenses, long term	954	750
Long term debt—net of current portion	6,100	8,319
Total liabilities	38,061	36,749

Commitments and contingencies (see Note 18)
Redeemable convertible preferred stock
A-1 redeemable convertible preferred stock, $0.0001 par value; 6,000,000; shares authorized, 5,882,350 shares issued and outstanding at August 3, 2022, and December 31, 2021, liquidation preference of $10,000 at August 3, 2022, and December 31, 2021	10,000	10,000
A-2 redeemable convertible preferred stock, $0.0001 par value; 27,000,000; shares authorized, 26,194,324 and 26,069,330 shares issued and outstanding at August 3, 2022, and December 31, 2021, respectively, liquidation preference of $55,166 at August 3, 2022, and liquidation preference of $54,902 at December 31, 2021	55,166	54,902
Total redeemable convertible preferred stock	65,166	64,902
Stockholders' deficit
Common stock, $0.0001 par value; 53,000,000 authorized shares; 13,225,071 and 11,671,845 shares issued and outstanding at August 3, 2022 and December 31, 2021, respectively	1	1
Additional paid-in capital	2,058	-
Accumulated deficit	(71,092)	(70,235)
Total stockholders’ deficit	(69,033)	(70,234)

Total liabilities, redeemable convertible preferred stock, and stockholders' deficit	$34,194	$31,417

See notes to consolidated financial statements

ID Experts Holdings, Inc. and Subsidiary

Consolidated Statements of Income

(in thousands, except share data)	Period January 1, 2022, to August 3, 2022	Year Ended December 31, 2021

Revenue (1)	$66,758	$106,072

Cost of revenue (1)	52,254	82,745

Gross profit	14,504	23,327

Operating expenses
Research and development	3,325	4,941
Sales and marketing (1)	4,594	7,181
General and administrative (1)	5,758	6,873
Total operating expenses	13,677	18,995

Income from operations	827	4,332

Other (expense)
Interest expense, net	(314)	(483)
Other expense (1)	(585)	(717)
Change in fair value of warrant liabilities	(133)	(1,943)
Total other expense	(1,032)	(3,143)
(Loss) income before income taxes	(205)	1,189

Income taxes	652	1,716

Net (loss) income after tax	$(857)	$(527)
Net (loss) income attributable to common stockholders, basic	$(857)	$(32,978)
Net (loss) income attributable to common stockholders, diluted	$(857)	$(32,978)
Net (loss) income per share attributable to common stockholders, basic	$(0.07)	$(2.80)
Net (loss) income per share attributable to common stockholders, diluted	$(0.07)	$(2.80)
Weighted-average shares used in computation of net (loss) income per share attributable to common stockholders, basic:	12,854,967	11,777,989
Weighted-average shares used in computation of net (loss) income per share attributable to common stockholders, diluted:	12,854,967	11,777,989

(1) See Note 16 for amounts attributable to related parties included in these line items.

See notes to consolidated financial statements

ID Experts Holdings, Inc. and Subsidiary

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit

	Preferred Stock
	Series A-1		Series A-2				Additional
(in thousands, except for share data)	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2020	5,882,350	$5,000	26,069,330	$27,451	9,674,164	$1	$585	$(37,895)	$(37,309)
Common stock issued	—	—	—	—	1,997,681	—	70	—	70
Stock-based compensation expense	—	—	—	—	—	—	29	—	29
Change in preferred shares fair value	—	5,000	—	27,451	—	—	(684)	(31,767)	(32,451)
Warrant reclassification	—	—	—	—	—	—	—	(46)	(46)
Net loss	—	—	—	—	—	—	—	(527)	(527)
Balance—December 31, 2021	5,882,350	$10,000	26,069,330	$54,902	11,671,845	$1	$-	$(70,235)	$(70,234)
Preferred stock issued	—	—	124,994	264
Common stock issued	—	—	—	—	1,553,226	—	2,042	—	2,042
Stock-based compensation expense	—	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	—	(857)	(857)
Balance—August 3, 2022	5,882,350	$10,000	26,194,324	$55,166	13,225,071	$1	$2,058	$(71,092)	$(69,033)

See notes to consolidated financial statements.

ID Experts Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(in thousands)	Period January 1, 2022, to August 3, 2022	Year Ended December 31, 2021

Cash flows from operating activities:
Net (loss) income	$(857)	$(527)
Adjustments to reconcile net loss (income) to net (cash used in) provided by operating activities:
Depreciation and amortization	46	121
Amortization of debt issuance cost	2	4
Stock-based compensation	16	28
Gain on warrant exercised	(8)	—
Change in fair value of warrants	133	1,943
Change in fair value of debt	589	712
Deferred tax (benefit) expense	(1,354)	199
Other	(116)	175
Changes in operating assets and liabilities:
Accounts receivable	(1,823)	(1,346)
Deferred contract acquisition costs	(944)	(69)
Other long-term assets	36	-
Prepaid expenses and other assets	(278)	(69)
Accounts payable	262	920
Accrued compensation, accrued expenses, and other current liabilities	1,843	850
Deferred revenue	1,160	427
Net cash (used in) provided by operating activities	(1,293)	3,368

Cash flows from investing activities:
Purchases of property and equipment	(44)	(125)
Net cash used in investing activities	(44)	(125)

Cash flows from financing activities:
Exercise of stock options	191	70
Payment of debt issuance cost	—	(2)
Repayment of debt	(556)	—
Principal payments on capital lease obligations	—	(68)
Principal issued from refinance
Principal extinguished as part of the refinance
Net cash (used in) provided by financing activities	(365)	—

Net (decrease) increase in cash, restricted cash, and cash equivalents	(1,702)	3,243

Cash, cash equivalents, and restricted cash beginning of period	17,986	14,743

Cash, cash equivalents, and restricted cash end of period	$16,284	$17,986

Supplemental Cash Flow Information:
Cash paid for interest	$307	$489
Cash paid for income taxes	107	2,350
Transaction costs included in accounts payable and accrued expenses	—	690
Non-cash financing and investing activities:
Warrant exercise
Increase in redeemable convertible preferred stock	$(264)	$—
Decrease in accrued expense	2,122	—
Increase in retained earnings	(8)	—
Increase in additional paid in capital	(1,850)	—
Warrant reclassification	—	46
Increase in fair value preferred shares	—	32,451
Decrease in accumulated deficit	—	(31,767)
Decrease in additional paid in capital	—	(684)

See notes to consolidated financial statements

ID Experts Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements As of August 3, 2022, and the Period January 1, 2022, to August 3, 2022, and THE YEAR Ended DECEMBER 31, 2021

1: Organization and Description of Business

ID Experts Holdings, Inc., and subsidiary (IDX) believes it has a leading position in the United States by revenue as a provider of data breach response services, and associated identity and privacy protection services, to both government and commercial entities. IDX’s data breach solutions include prevention, detection, forensic services, notification, and recovery assistance. IDX’s membership subscriptions include credit and non-credit monitoring, prevention tools, and unlimited recovery assistance. ID Experts Holdings, Inc. was incorporated in the State of Delaware in 2016 at which time Identity Theft Guard Solutions, Inc. (ITGS), the primary operating entity, became the wholly-owned subsidiary of ID Experts Holdings, Inc. in 2016 during its recapitalization. IDX serves clients throughout the United States of America and is located in Portland, Oregon.

On December 15, 2021, IDX’s Board of Directors approved a business combination agreement, which was entered into as of December 17, 2021, and announced publicly on December 20, 2021. The business combination agreement details a transaction where IDX was to be merged with ZeroFox, Inc. (ZeroFox) and L&F Acquisition Corp. (L&F), a special purpose acquisition corporation (SPAC) and publicly traded company. IDX and ZeroFox are both the legal and accounting acquirees and L&F is the legal and accounting acquiror. On the date of the Business Combination, L&F changed its name to ZeroFox Holdings, Inc. (ZeroFox Holdings). See Note 2b for additional information.

2: Summary of Significant Accounting Policies

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

b. Emerging Growth Company Status

IDX is an emerging growth company (EGC), as defined in the Jumpstart Our Business Startups Act, (the JOBS Act), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. IDX may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act and has elected to use the extended transition period for complying with new or revised accounting standards. As a result of this election, IDX's financial statements may not be comparable to companies that comply with the effective dates of public company FASB standards.

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

d. Use of Estimates

The preparation of financial statements in conformity with US GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenue and expenses reported during the period. Such estimates include assumptions used in the allocation of revenue, long-lived assets, liabilities, depreciable lives of assets, stock-based compensation, and deferred income taxes. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

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

f. Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the Consolidated Statements of Cash Flows. IDX maintains an allowance for doubtful accounts for estimated losses resulting from its accounts receivable portfolio. In establishing the required allowance, management considers historical losses adjusted for current market conditions, IDX's customers’ financial condition, any amounts of receivables in dispute, and the current receivables aging and historic payment patterns. IDX reviews its allowance for doubtful accounts at least quarterly. Accounts receivable are presented on the Consolidated Balance Sheets, net of allowance for doubtful accounts.

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

The following table summarizes activity for the allowance for doubtful accounts for the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021, (in thousands):

	January 1, 2022, to August 3, 2022	Year Ended December 31, 2021
Beginning balance	$179	$13
Additional charged to costs and expenses	(117)	172
Deductions (1)	3	(6)
Ending balance	$65	$179
(1) Represents write-offs and recoveries of prior year charges.

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

IDX periodically reviews the carrying value of its long-lived assets, including property and equipment, for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable. For long-lived assets to be held and used, impairments are recognized when the carrying amount of a long-lived asset group is not recoverable and exceeds fair value. The carrying amount of a long-lived asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset group exceeds its fair value. No impairment losses were recognized for the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021.

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

The following table illustrates the timing of IDX’s revenue recognition:

	January 1, 2022, to August 3, 2022	Year Ended December 31, 2021
Breach - point in time	12.6%	8.3%
Breach - over time	83.4%	88.5%
Membership services - over time	4.0%	3.2%

Breach Services

IDX’s breach services revenue consists of contracts with various combinations of notification, project management, communication services, and ongoing identity protection services. Performance periods generally range from one to three years. Payment terms are generally between thirty and sixty days. Contracts generally do not contain significant financing components. The pricing for IDX’s breach services contracts is structured as either fixed price or variable price. In fixed price contracts, a fixed total price or fixed per-impacted-individual price is charged for the total combination of services. For variable price breach services contracts, the breach communications component, which includes notifications and call center, is charged at a fixed total fee and ongoing identity protection services are charged as incurred using a fixed price per enrollment. Fixed fees are generally billed at the time the statement of work is executed and are due upon receipt. Large fixed fee contracts are typically billed 50% upfront and due upon receipt with the remaining 50% invoiced 30 days later with net 30 terms. For variable price contracts the charges for identity protection services are billed monthly for the prior month and are due net 30.

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

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. No losses on uncompleted contracts were recognized for the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021.

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

In instances where the timing of revenue recognition differs from that of invoicing, IDX has determined that its contracts do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing IDX's services and not to facilitate financing arrangements.

Government Contracts

IDX evaluates arrangements with governmental entities containing fiscal funding or termination for convenience provisions, when such provisions are required by law, to determine the probability of possible cancellation. IDX considers multiple factors including the history with the customer in similar transactions and the budgeting and approval processes undertaken by the governmental entity. If IDX determines upon execution of these arrangements that the likelihood of cancellation is remote, it then recognizes revenue for such arrangements once all relevant criteria have been met. If such a determination cannot be made, revenue is recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity for such arrangements.

j. Contract Costs

IDX capitalizes costs to obtain a contract or fulfill a contract. These costs are recorded as deferred contract acquisitions costs on the Consolidated Balance Sheets. Costs to obtain a contract for a new customer are amortized on a straight-line basis over the estimated period of benefit. IDX determined the estimated period of benefit by taking into consideration the contractual term. IDX periodically reviews the carrying amount of the capitalized contract costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit. Amortization expense associated with costs to fulfill a contract is recorded to cost of services on the Consolidated Statements of Income. Amortization expense associated with costs to obtain a contract (sales commissions) is recorded to sales and marketing expense on the Consolidated Statements of Income.

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

m. Long-term Debt

Convertible notes and amounts borrowed under credit agreements are recorded as long-term debt on the Consolidated Balance Sheets, at principal, net of debt discounts and issuance costs. The debt discounts and issuance costs are amortized to interest expense on the Consolidated Statements of Income using the straight-line method over the contractual term of the note if that method is not materially different from the effective interest rate method. Cash interest payments are due either quarterly or semi-annually in arrears and IDX accrues interest expense monthly based on the annual coupon rate. See Note 4 for further discussion regarding the convertible notes and credit agreements.

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

o. Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $0.8 million and $1.2 million, for the period January 1, 2022, to August 3, 2022, and for the year ended December 31, 2021, respectively.

p. Stock-Based Compensation

IDX grants stock options to purchase common stock to employees with exercise prices equal to the fair market value of the underlying stock as determined by the Board of Directors and management. The Board of Directors, with the assistance of outside valuation experts, determines the fair value of the underlying stock by considering several factors including historical and projected financial results, the risks IDX faced on the grant date, the preferences of IDX’s debt holders and preferred stockholders, and the lack of liquidity of IDX’s common stock.

The fair value of each stock option award is estimated using the Black-Scholes-Merton valuation model. Such value is recognized as expense over the requisite service period using the straight-line method, net of forfeitures as they occur.

Excess tax benefits of awards that relate to stock option exercises are reflected as operating cash inflows. Stock-based compensation expense recognized in the Consolidated Statements of Income for options were negligible for all periods presented.

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

For periods of net income and when the effects are not anti-dilutive, IDX calculates diluted earnings per share by dividing net income available to common shareholders by the weighted average number of common shares plus the weighted average number of common shares assuming the conversion of IDX’s convertible notes, as well as the impact of all potentially dilutive common shares. Potentially dilutive common shares consist primarily of common stock options using the treasury stock method. For periods of net loss, shares used in the diluted earnings (loss) per share calculation equals the amount of shares in the basic EPS calculation as including potentially dilutive shares would be anti-dilutive.

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

IDX generated 73% and 79% of its revenue from the U.S. Government for the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021, respectively. The U.S. Government pays invoices in less than thirty days and is deemed to be a low credit risk. On August 3, 2022, and December 31, 2021, accounts receivables from the U.S. Government made up 64% and 69% of IDX’s outstanding accounts receivables, respectively.

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

Deferred tax assets are reduced by a valuation allowance when in management’s opinion it is more likely than not that some portion or all the deferred tax assets will not be realized. IDX considers the future reversal of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, and tax planning strategies in making this assessment. IDX’s valuation allowance is based on all available positive and negative evidence, including its recent financial operations, evaluation of positive and negative evidence with respect to certain specific deferred tax assets (including evaluating sources of future taxable income) to support the realization of the deferred tax assets.

IDX's income tax returns are subject to examination by taxing authorities for a period of three years from the date they are filed. Tax authorities may have the ability to review and adjust net operating loss or tax credit carryforwards that were generated prior to these periods if utilized in an open tax year. As of August 3, 2022, IDX’s income tax returns for the years ended December 31, 2018, through August 3, 2022, are subject to examination by the Internal Revenue Service and applicable state and local taxing authorities.

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

w. Standards Issued and Adopted

In May 2021, the FASB issued ASU 2021-04, Earnings per Share (“Topic 260”), Debt – Modifications and Extinguishments (“Subtopic 470-50”), Compensation – Stock Compensation (“Topic 718”), and Derivatives and Hedging – Contracts in Entity’s Own Equity (“Subtopic 815-40”). ASU 2021-04 clarifies the accounting by issuers for modifications or exchanges of equity-classified warrants and is effective for fiscal years starting after December 15, 2021. IDX adopted ASU 2021-04 effective as of January 1, 2022. The adoption of ASU 2021-04 did not have an impact on the consolidated financial statements.

x. Standards Issued but Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance is intended to improve financial reporting for leasing transactions. The standard is effective for the Company for annual reporting periods beginning after December 15, 2021, and early adoption is permitted. Upon adoption, the Company will be required to record right-of-use assets and lease liabilities on its Consolidated Balance Sheets for leases which were historically classified as operating leases. The Company expects the adoption to have a material increase on the assets and liabilities recorded on its Consolidated Balance Sheets. The Company does not expect a material impact to its Consolidated Statement of Comprehensive Loss or Consolidated Statement of Cash Flows following adoption.

In June 2016 the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the accounting for credit losses for most financial assets and certain other instruments. The standard requires that entities holding financial assets that are not accounted for at fair value through net income be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The standard is effective for the Company for annual reporting periods beginning in fiscal year 2023. The Company does not believe the adoption will have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments will remove certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. IDX is currently evaluating the impact of ASU 2019-12 on its consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (Topics: 470-20, 815-40). The standards reduce the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification. The standard also amends diluted EPS calculations for convertible instruments and amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity’s own shares to be classified in equity. The standard is effective for the Company for all interim and annual periods of our fiscal year ending December 31, 2024. Early adoption is permitted. IDX is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for convertible instruments by eliminating large sections of the existing guidance in this area. It also eliminates several triggers for derivative accounting, including a requirement to settle certain contracts by delivering registered shares. The standard is effective for the Company for all interim and annual periods of our fiscal year ending December 31, 2024. Early adoption is permitted. IDX is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

3: Property and Equipment, net

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

Depreciation and amortization expense related to property and equipment was less than $0.1 million and $0.1 million, for the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021, respectively.

4: Long-term Debt

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

5: Convertible Debt Loan

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

IDX has elected to fair value the convertible debt loan. At the end of each period, IDX calculates the fair value of the convertible debt and any changes are recorded within other expense in the Consolidated Statements of Income. There has been no change in fair value from a change in credit quality. IDX recorded changes in fair value of $0.6 million and $0.7 million, for the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021, respectively. See Note 17 for additional information on fair value measurement.

6: Warrants

The following table summarizes activity for IDX’s preferred and common stock warrants for the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021:

Preferred stock warrants	January 1, 2022, to August 3, 2022	Year Ended December 31, 2021
Beginning balance	125,000	125,000
Warrants exercised	(125,000)	—
Ending balance	—	125,000

Common stock warrants
Beginning balance	1,280,506	1,280,506
Warrants exercised	(1,280,506)	—
Ending balance	—	1,280,506

Preferred Stock Warrants

In connection with a related party term loan modification dated December 18, 2018, IDX issued 125,000 preferred stock warrants with an exercise price of $0.0001.

IDX calculates the fair value of the vested Series A-2 preferred stock warrant at the end of each reporting period. IDX recorded a change in fair value of the preferred stock warrant of $0.0 million and $0.2 million, for the period January 1, 2022, to August 3, 2022, the year ended December 31, 2021, respectively. IDX presents the change in fair value of warrant liabilities in the Consolidated Statements of Income.

On February 14, 2022, the related party exercised its preferred stock warrants, reducing the warrant liability included within accrued expenses on the Consolidated Balance Sheets. The non-cash exercise resulted in an increase of 124,994 A-2 preferred stock shares, which are presented as redeemable convertible preferred stock on the Consolidated Balance Sheets.

Common Stock Warrants

In February 2015, IDX issued 300,000 common stock warrants at a strike price of $0.60 to a client/vendor. The common stock warrants are exercisable upon a Liquidation Event as defined in the agreement i.e., the first occurrence of any sale of IDX’s assets, a merger, or a firm underwritten public offering of common stock. The warrants expire on February 10, 2025. IDX calculates the fair value of the vested common stock warrant at the end of each reporting period. IDX recorded a change in fair value of the common stock warrant of $0.1 million and $1.7 million, for the period January 1, 2022, to August 3, 2022, the year ended December 31, 2021, respectively. IDX presents the change in fair value of warrant liabilities in the Consolidated Statements of Income, and the change in fair value of common stock warrant in accrued expenses on the Consolidated Balance Sheets.

On July 26, 2022, the client/vendor exercised its common stock warrants, reducing the warrant liability included within accrued expenses on the Consolidated Balance Sheets. The cash exercise resulted in an increase of 300,000 shares of common stock.

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

On February 14, 2022, the related party exercised its common stock warrants, reducing the warrant liability included within accrued expenses on the Consolidated Balance Sheets by $0.3 million. The non-cash exercise resulted in an increase of 980,460 shares of common stock.

7: Revenue from Contracts with Customers

Performance Obligations

IDX’s primary performance obligations under breach services contracts are notification services and combined call center and identity protection services. IDX reviewed the contracts and established which services were distinct. With each performance obligation, the customer can benefit from the service either on its own or together with other resources readily available in the marketplace and it is therefore, separately identifiable from other promises in the contract.

The following table summarizes breach revenue from contracts with customers for the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021, (in thousands):

	January 1, 2022, to August 3, 2022	Year Ended December 31, 2021
Notification services	$8,386	$8,834
Call center and identity protection services	55,692	93,885
Total breach services	$64,078	$102,719

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

Membership Services

IDX recognized revenue from membership services of $2.7 million and $3.3 million, of total revenue for the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021, respectively. No single membership services customer exceeded 10% of total revenue during the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021.

Timing of Revenue Recognition

Breach services contracts contain distinct performance obligations and have a portion of revenue recognized up front and a portion recognized over time. The transaction price is allocated based upon SSP and has resulted in a portion being recognized point in time and a portion recognized over time.

Contract Costs

IDX recognized amortization expense of capitalized contract costs of $7.8 million and $8.7 million, for the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021, respectively. Contract costs include fulfillment costs and costs to obtain contracts. IDX recognized no impairment losses in any of the periods presented on the Consolidated Statements of Income.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes contract liabilities and amounts that will be billed and recognized as revenue in future periods. IDX had $86.6 million of remaining performance obligations as of August 3, 2022. The approximate percentages of the total value of remaining performance obligations IDX expects to recognize as revenue in future periods are as follows (in thousands):

	0-12 Months	13-24 Months	Over 24 Months	Total Remaining Performance Obligations
Breach	98%	2%	0%	$85,932
Membership services	100%	0%	0%	678
Total	98%	2%	0%	$86,610

8: Leases

IDX has two leases related to office equipment and one lease related to office space. The two office equipment leases and the office space lease are operating leases. IDX’s operating leases have varying maturity dates through the year ending 2025.

Rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. IDX’s rental expenses were $0.2 million and $0.4 million, for the period January 1, 2022, to August 3, 2022, the year ended December 31, 2021, respectively.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of August 3, 2022, are (in thousands):

Future Payments
Years ending December 31:
2022 (Remaining quarters)	$178
2023	149
2024	48
Total minimum lease payments	$375

9: Redeemable Convertible Preferred Stock

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

Dividends

If IDX declares a dividend on common stock, the stockholders of Series A-1 preferred stock are entitled to receive an amount equal to the dividend they would receive if the shares were converted to common stock. If IDX declares a dividend on a class of shares that is not convertible to common stock, the convertible preferred stockholders receive an amount determined by (A) dividing the amount of the dividend payable on each class of stock by the original price of such class and (B) multiplying the fraction by the original issue price of the convertible preferred stock. The convertible preferred stockholders must receive their pro-rata dividends before or concurrent with any dividend payable to common stockholders. IDX and its Board of Directors have not declared any dividends related to IDX’s Series A-1 preferred stock.

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

Dividends

If IDX declares a dividend on common stock, the stockholders of Series A-2 preferred stock are entitled to receive an amount equal to the dividend they would receive if the shares were converted to common stock. If IDX declares a dividend on a class of shares that is not convertible to common stock, the convertible preferred stockholders receive an amount determined by (A) dividing the amount of the dividend payable on each class of share by the original price of such class and (B) multiplying the fraction by the original issue price of the convertible preferred stock. The convertible preferred stockholders must receive their pro-rata dividends before or concurrent with any dividend payable to the common stockholders. IDX and its Board of Directors have not declared any dividends related to IDX’s convertible Preferred A-2 stock.

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
10: Stockholders’ Deficit

Series B Preferred Stock

On July 29, 2016, IDX’s Board of Directors approved the issuance of up to 33,000,000 shares of Series B preferred stock with a par value of $0.0001. Stockholders of Series B preferred stock are not entitled to vote and do not have preferential dividend rights.

In the event of a liquidation event, excluding a public offering, Stockholders of Series B preferred stock receive, following all preferential distributions made to Series A-1 preferred stock and Series A-2 preferred stock, any declared and unpaid dividends and a liquidation preference of $0.361 per share. As of August 3, 2022, and December 31, 2021, no Series B preferred stock was outstanding.

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

11: Income Taxes

The income (loss) before income taxes is solely from domestic sources.

The provision for income taxes for the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021, consists of the following (in thousands):

Current tax provision:	January 1, 2022, to August 3, 2022	Year Ended December 31, 2021
Federal	$1,645	$913
State	361	604
Total current tax expense	$2,006	$1,517
Deferred tax (benefit) expense:
Federal	$(1,129)	$186
State	(225)	13
Total deferred tax (benefit) expense	$(1,354)	$199
Income tax expense	$652	$1,716

The income tax provision differs from the amount computed by applying the statutory federal income tax rate of 21% to the income (loss) before income tax as a result of the following differences (in thousands):

	January 1, 2022, to August 3, 2022	Year Ended December 31, 2021
Income taxes at statutory rate	$(43)	$250
State income tax, net of federal benefit	(12)	242
Permanent items	4	25
Non-deductible transaction costs	625	368
Non-deductible convertible debt and warrant expense	150	553
Stock-based compensation	(145)	—
Tax credits	(25)	(53)
Loss of attributes	25	59
Uncertain tax positions	106	145
Other	(21)	86
Valuation allowance	(12)	41
Income tax expense	$652	$1,716

The key differences resulting in income tax expense (benefit) that differs from the statutory rate for the period January 1, 2022, to August 3, 2022, relate to the impact of non-deductible transaction costs and convertible debt and warrant expenses offset by the benefit of stock-based compensation. The key differences resulting in income tax expense (benefit) that differ from the statutory rate for the year ended December 31, 2021, relate to the impact of non-deductible transaction costs and convertible debt and warrant expenses as well as the accrual of uncertain tax positions.

The temporary differences that give rise to the Company's deferred tax assets and liabilities as of August 3, 2022, and December 31, 2021, are as follows (in thousands):

	August 3, 2022	December 31, 2021
Net operating losses	$137	$143
Accrued expenses	709	843
Deferred revenue	985	423
Tax credits	—	12
Stock-based compensation	46	43
Capitalized research and development expense	803	—
Other, net	53	11
Deferred assets, gross:	2,733	1,475
Fixed and intangible assets	(7)	(7)
Other, net	(54)	(139)
Valuation allowance	(88)	(100)
Net deferred tax assets	$2,584	$1,229

As of August 3, 2022, and December 31, 2021, the Company had state net operating loss carryforwards available of approximately $2.6 million and $2.7 million, respectively, to offset future taxable income, if any, for state income tax purposes. As of August 3, 2022, state net operating loss carryforwards begin to expire in 2027.

The Company recorded valuation allowances of $0.1 million, and $0.1 million as of August 3, 2022, and December 31, 2021, respectively. The valuation allowance at August 3, 2022 represents a partial reserve against the Company's state net operating losses. In evaluating its valuation allowance, the Company considers all available positive and negative evidence, including future reversal of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, tax planning strategies, and recent financial operations. Realization of the Company's deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of net operating loss. Management believes that it is more-likely-than-not that the results of future operations will generate sufficient taxable income to realize the balance of the deferred tax assets as of August 3, 2022.

The Company recognizes a tax benefit from an uncertain tax position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition at the effective date to be recognized. As of August 3, 2022, and December 31, 2021, the unrecognized tax benefits recorded were approximately $0.8 million and $0.7 million, respectively. The Company does not anticipate a significant change in the unrecognized tax benefits within the next 12 months. If the unrecognized tax positions were recognized, an income tax benefit of $0.7 million would be recognized.

Uncertain tax positions:	August 3, 2022	December 31, 2021
Balance at beginning of year	$681	$485
Accrual for positions taken in prior year	—	211
Accrual for positions taken in current year	173	60
Reversals due to lapse of statute of limitations	(16)	(37)
Decreases for positions taken in a prior year	—	(38)
Balance at end of year	$838	$681
Interest	56	42
Penalties	60	43
Net of tax attributes	—	(16)
Total at end of year	$954	$750

Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense. As of August 3, 2022, and December 31, 2021, interest and penalties of $0.1 million and $0.1 million, respectively, have been accrued. IDX files federal income tax returns in the U.S. and various state jurisdictions. As of August 3, 2022, the Company's statues of limitations are open for most federal and state filings for the years ended December 31, 2018, through December 31, 2021, and the period January 1, 2022 to August 3, 2022. Net operating loss and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently undergoing any federal or state income tax examinations.

12: Accrued Expenses

IDX accrues expenses related to payroll, taxes, rent, and other expenses within accrued expenses on the Consolidated Balance Sheets. The table below provides detail of the accrued expenses as of August 3, 2022, and December 31, 2021, (in thousands):

	August 3, 2022	December 31, 2021
Accrued payroll, bonus, and employee benefits	$1,765	$2,099
Accrued sales tax payable	1,751	1,368
Accrued taxes payable	1,640	95
Other accrued expenses	1,077	1,010
Deferred rent	23	45
Accrued warrant liability	—	1,989
Total accrued expenses	$6,256	$6,606

13: Retirement Plan

IDX maintains a defined contribution 401(k) plan, whereby employees meeting certain requirements are eligible to participate. Eligible participants may contribute a portion of their compensation to the plan. IDX may make matching contributions in a percentage set by IDX each plan year. IDX may make discretionary contributions to the plan at its option. IDX contributed to the plan $0.2 million and $0.3 million, for the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021, respectively.

14: Stock Incentive Plan

In August 2016, IDX adopted the 2016 Equity Incentive Plan (the 2016 Plan) in which incentive equity awards were authorized to be issued to key employees, officers, directors, and consultants of IDX. Under the terms of the 2016 Plan a maximum of 6,287,732 shares of common stock are available for issuance. IDX may grant shares of common stock in the form of incentive stock options, nonqualified stock options, restricted stock grants, non-restricted stock grants, or restricted stock units. Options granted under the 2016 Plan have a term of ten years and vest over a period of up to 48 months, subject to modification by the Board of Directors. The exercise price of the options may not be granted at a price less than 100% of the fair value of the common stock on the date of grant. In August 2017, IDX terminated the 2016 Plan and all shares available for issuance were rolled into the 2017 Plan (defined below). As of August 3, 2022, there were 265,000 awards outstanding and no shares available for issuance under the 2016 Plan.

In August 2017, IDX adopted the 2017 Equity Incentive Plan (the 2017 Plan) in which incentive equity awards were authorized to be issued to key employees, officers, directors, and consultants of IDX. Under the terms of the 2017 Plan a maximum of 8,785,330 shares of common stock are available for issuance and future cancellations and forfeitures from the 2016 Plan role into the available pool automatically. IDX may grant shares of common stock in the form of incentive stock options, nonqualified stock options, restricted stock grants, non-restricted stock grants, or restricted stock units. Options granted under the 2017 Plan have a term of ten years and vest over a period of up to 60 months, subject to modification by the Board of Directors. The exercise price of the options may not be granted at a price less than 100% of the fair value of the common stock on the date of grant. As of August 3, 2022, there were 2,313,442 awards outstanding and 299,217 shares available for issuance under the 2017 Plan.

IDX recognizes stock-based compensation expense in general and administrative expenses in the accompanying Consolidated Statements of Income. The amount of stock-based compensation expense IDX recognized was negligible for all periods presented. The remaining stock compensation expense will be recognized in the remaining quarters of 2022 through 2026. The stock-based compensation expense will be recognized over an average period of 3.06 years.

IDX used the Black-Scholes-Merton pricing model to fair value options awarded. The weighted average fair value of options granted during the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021, was $1.97 and $0.09, respectively. IDX used a simplified method to estimate the expected term of the options. IDX utilized a divided yield rate of 0% as it does not expect to issue dividends. IDX’s estimated volatility based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. The weighted average assumptions for the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021, are as follows:

Assumptions	August 3, 2022	December 31, 2021
Weighted-average risk-free rate	2.20%	0.60%
Weighted-average expected term of the option (in years)	7.00	7.00
Weighted-average expected volatility	35.00%	36.00%
Weighted-average dividend yield	0.00%	0.00%

Stock option activity during the period January 1, 2022, to August 3, 2022, is as follows:

(Aggregate Intrinsic Value in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	2,843,372	$0.14	7.3	$5,768
Granted	72,500	$1.97
Exercised	(272,766)	$0.04
Cancelled	(62,424)	$0.38
Outstanding as of August 3, 2022	2,580,682	$0.20	6.5	$11,998
Vested as of August 3, 2022	1,556,944	$0.17	5.3	$7,300

The weighted average grant date fair value of options exercised during the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021, was $0.04 and $0.24, respectively. The intrinsic value of options exercised during the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021, was $1.3 million and $0.2 million, respectively. The fair value of shares vested during the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021, was $1.4 million and $0.4 million, respectively.

15: Earnings (Loss) per Share

Earnings (loss) Per Share (EPS) is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. The Series A-1 and A-2 preferred shares meet the definition of participating securities as they are entitled to receive nonforfeitable dividends equivalent to the dividends paid to the holders of common stock. The following tables present the calculations basic and diluted EPS calculations for the periods January 1, 2022, to August 3, 2022, and year ended December 31, 2021 (non-share data in thousands):

	January 1, 2022, to August 3, 2022	Year Ended December 31, 2021
Net loss applicable to common equity	$(857)	$(527)
Less: deemed dividend to preferred shareholders	—	(32,451)
Net loss applicable to common stockholders	$(857)	$(32,978)
Total weighted-average common shares outstanding	12,854,967	10,797,483
Total weighted-average warrant common shares added to basic EPS	—	980,506
Total weighted-average basic shares outstanding	12,854,967	11,777,989

Net loss per share, basic and diluted	$(0.07)	$(2.80)

Certain classifications of equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards excluded:

	January 1, 2022, to August 3, 2022	Year Ended December 31, 2021
Employee stock options	2,568,200	2,612,413
Conversion of preferred shares	32,181,076	32,076,680

16: Related Party Transactions

IDX has a convertible loan due to several stockholders (see Note 5). IDX did not pay any loan fees or interest on the convertible debt loan to its stockholders for the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021.

IDX recognized revenue from contracts with affiliates of minority stockholders of $0.6 million and $1.2 million, and recognized expense from contracts with affiliates of majority stockholders of $0.1 million and $0.5 million, during the period January 1, 2022, to August 3, 2022, and the year ended December 31, 2021, respectively. IDX recognized expense of $0.1 million in cost of revenue for the period January 1, 2022, to August 3, 2022, in the Consolidated Statements of Income. IDX recognized expense of $0.5 million in cost of revenue and a negligible amount in sales and marketing for the year ended December 31, 2021, in the Consolidated Statements of Income.

17: Fair Value Measurements

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

The following table presents additional information about financial assets measured at fair value (in thousands):

	Fair value measurements at August 3, 2022 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$16,284	$—	$—	$16,284
Total fair value of assets measured on a recurring basis	16,284	—	—	16,284
Liabilities:
Convertible debt	—	—	3,034	3,034
Total financial liabilities measured on a recurring basis	$—	$—	$3,034	$3,034

	Fair value measurements at December 31, 2021 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$17,986	$—	$—	$17,986
Total fair value of assets measured on a recurring basis	17,986	—	—	17,986
Liabilities:
Warrant liabilities	$-	$-	$1,989	$1,989
Convertible debt	—	—	2,445	2,445
Total fair value of liabilities measured on a recurring basis	$—	$—	$4,434	$4,434

The following table presents additional information about financial assets measured at fair value on a recurring basis for which IDX used significant unobservable inputs (Level 3):

Convertible Debt	January 1, 2022, to August 3, 2022	Year Ended December 31, 2021
Beginning balance	$2,445	$1,733
Loss from change in fair value	589	712
Ending balance	$3,034	$2,445

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

The following table presents additional information about financial assets measured at fair value on a recurring basis for which IDX used significant unobservable inputs (Level 3):

Warrant liability	January 1, 2022, to August 3, 2022	Year Ended December 31, 2021
Beginning balance	$1,989	-
Warrant reclassification	(272)	46
Warrant exercised	(1,850)	-
Loss from change in fair value	133	1,943
Ending balance	$-	$1,989

IDX values the preferred stock warrant using the fair value option. The preferred stock warrant is a level 3 measured instrument. The following table outlines the significant unobservable inputs as of August 3, 2022, and December 31, 2021:

Unobservable inputs	August 3, 2022	December 31, 2021
Volatility rate	N/A	33%
Term	N/A	7 years
Discount Rate	N/A	1.44%

IDX values the common stock warrant using the fair value option. The common stock warrant is a level 3 measured instrument. The following table outlines the significant unobservable inputs as of August 3, 2022, and December 31, 2021:

Unobservable inputs	August 3, 2022	December 31, 2021
Volatility rate	N/A	33%
Term	N/A	4 years
Discount Rate	N/A	1.12%

18. Commitments and Contingencies

From time to time, IDX may become involved in routine litigation arising in the ordinary course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome of such matters is not likely to have a material effect on IDX’s financial position or results of operations or cash flows.

IDX has entered into a non-cancelable purchase commitment of $58.9 million related to eleven months of outsourced credit monitoring services provided to IDX’s largest customer as of August 3, 2022. The amount and duration of this commitment is determined by the customer’s exercise of annual option periods.

19. Subsequent Events

IDX has evaluated subsequent events through the date these financial statements were available to be issued, and concluded that there are no material subsequent events which would require adjustment to or disclosure in the accompanying financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively) have concluded that our disclosure controls and procedures were not effective as of January 31, 2023, due to the material weakness in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) are designed and operated to provide reasonable assurance regarding the reliability of the Company's financial reporting and the Company's process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements or prevent or detect instances of fraud. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2023, using the criteria established in “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on that assessment and due to the material weakness described below, our management has concluded that the Company’s internal control over financial reporting was not effective as of January 31, 2023, due to the material weakness in our internal control over financial reporting described below.

Material Weaknesses in Internal Control Over Financial Reporting

Given the recent completion of the Business Combination, during the quarter ended January 31, 2023, management assessed the effectiveness of our internal control over financial reporting of ZeroFox Holdings, Inc. based on the criteria and framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded there were material weaknesses, individually and in the aggregate, in internal controls over financial reporting in the control environment, risk assessment and control activities COSO components:

•
The Company did not have adequate staffing resources to facilitate accurate financial reporting.
•
The Company did not perform a formal risk assessment, including the risk of fraud.
•
The Company did not design and retain contemporaneous documentation to evidence the implementation of controls, including the review of nonroutine and complex transactions, reviews of third-party specialist work and information used in the operation of the control, and IT general controls.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting

Our remediation efforts are ongoing. Management is actively engaged and committed to taking the steps necessary to remediate the control deficiencies that constituted the material weakness. Management has made the following enhancements to our controls over financial reporting:

•
Added a Corporate Controller and Director of SEC Reporting and Technical Accounting to the organization with sufficient technical accounting and reporting expertise;
•
Engaged third party experts to assist in analyzing and concluding on complex accounting matters;
•
Engaged third party experts to assist in analyzing and concluding on complex accounting matters;
•
Engaged external consultants to assist in our evaluation of more complex applications of US GAAP;
•
Implemented a new accounting general ledger system with enhanced system controls and additional IT systems relevant to the preparation of our financial statements and controls over financial reporting;

In addition to the above actions, the following activities are expected to be completed as part of this remediation plan:

•
Hiring additional resources, as necessary, to strengthen our accounting and reporting department;
•
Designing and implementing controls over nonroutine and complex transactions, including reviews of third-party specialist work and information used in the operation of the controls;
•
Designing and implementing IT general controls, including controls over access security;
•
Preparing a formal risk assessment, including the risk of fraud, to ensure control activities have been designed to address the risks identified and any changes in the business; and
•
Holding education and training sessions for all accounting and finance resources regarding contemporaneous documentation requirements to evidence the performance of controls.

While we have made progress, the material weaknesses will not be considered remediated until we complete the design and implementation of the enhanced controls, the controls operate for a sufficient period of time, and we have concluded, through testing, that these controls are effective. We believe that our remediation plan will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting.

As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures or modifications to the remediation plan are necessary.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended January 31, 2023, we consummated the Business Combination with Predecessor, IDX and L&F, and the internal controls of ZeroFox, Inc. became our internal controls. We are engaged in the process of the design and implementation of our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in a manner commensurate with the scale of our operations subsequent to the Business Combination. There have been no changes in internal control over financial reporting during the fourth fiscal quarter ended January 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to stockholders in connection with the Company's 2023 Annual Meeting of Stockholders. Such information is incorporated by reference.

We have adopted the Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at https://ir.zerofox.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Item 11. Executive Compensation

Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to stockholders in connection with the Company's 2023 Annual Meeting of Stockholders. Such information is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to stockholders in connection with the Company's 2023 Annual Meeting of Stockholders. Such information is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement under the captions "Certain Relationships and Related Party Transactions" and "Director Independence" and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to stockholders in connection with the Company's 2023 Annual Meeting of Stockholders. Such information is incorporated by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K:

1.
Financial Statements. See Item 8, “Financial Statements and Supplementary Data.”
2.
Financial Statement Schedules. All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the financial statements.
3.
Exhibits. Reference is made to Item 15(b) below.

(b) Exhibits.

The Exhibit Index, which immediately precedes the signature page to this Annual Report on Form 10-K, is incorporated by reference into this Annual Report on Form 10-K.

(c) Financial Statement Schedules.

Reference is made to Item 15(a)(2) above.

Item 16. Form 10–K Summary

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	Exhibit or Annex	Filing Date	File Number
2.01†

Business Combination Agreement, dated as of December 17, 2021, by and among L&F Acquisition Corp., L&F Acquisition Holdings, LLC, ZF Merger Sub, Inc., IDX Merger Sub, Inc., IDX Forward Merger Sub, LLC, ZeroFox, Inc., and ID Experts Holdings, Inc.

		424B3	A	07/14/2022	333-262570
3.01	Certificate of Incorporation of ZeroFox Holdings, Inc.	8-K	3.1	08/09/2022	001-39722
3.02	Amended and Restated Bylaws of ZeroFox Holdings, Inc. as of December 6, 2022	8-K	3.2	12/06/2022	001-39722
4.01	Specimen Warrant Certificate of L&F Acquisition Corp.	S-1/A	4.3	11/12/2020	333-249497
4.02	Warrant Agreement, dated November 24, 2020, by and between L&F Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent	8-K	4.1	11/23/2020	001-39722
4.03	Indenture dated as of August 3, 2022, by and between the Company and Wilmington Trust, National Association, as trustee	8-K	4.3	08/09/2022	001-39722
4.04	Form of 7.00%/8.75% Convertible Senior Cash/PIK Toggle Notes due 2025 (included in Exhibit 4.3)	8-K	4.4	08/09/2022	001-39722
4.05	Specimen Common Stock Certificate of ZeroFox Holdings, Inc.	S-4/A	4.6	04/08/2022	333-262570
4.06*	Description of Securities
10.01	Form of Common Equity Subscription Agreement	424B3	D	07/14/2022	333-262570
10.02	Form of Convertible Notes Subscription Agreement	424B3	E	07/14/2022	333-262570

10.03

Second Amended and Restated Sponsor Support Letter Agreement, dated as of January 31, 2022, by and among L&F Acquisition Corp., JAR Sponsor, LLC, ZeroFox, Inc., ID Experts Holdings, Inc., Albert Goldstein, Joseph Lieberman, Kurt Summers, and certain other individuals named therein

		424B3	F	07/14/2022	333-262570
10.04†	Amended and Restated Registration Rights Agreement, dated as of August 3, 2022, by and among ZeroFox Holdings, Inc. and the Stockholders Party Thereto	8-K	10.4	08/09/2022	001-39722
10.05#	ZeroFox Holdings, Inc. 2022 Incentive Equity Plan	424B3	H	07/14/2022	333-262570
10.06*#	Form of Restricted Stock Unit Award under the ZeroFox Holdings, Inc 2022 Incentive Equity Plan - Director Version
10.07*#	Form of Restricted Stock Unit Award under the ZeroFox Holdings, Inc 2022 Incentive Equity Plan - Employee Version
10.08#	ZeroFox Holdings, Inc. 2022 Employee Stock Purchase Plan	424B3	I	07/14/2022	333-262570
10.09#	ID Experts Holdings, Inc. 2016 Stock Option and Grant Plan	S-8	99.03	11/14/2022	333-268337
10.10#	ID Experts Holdings, Inc. 2017 Equity Incentive Plan	S-8	99.04	11/14/2022	333-268337
10.11	Form of L&F Acquisition Corp. Indemnity Agreement	S-1/A	10.5	11/12/2020	333-249497
10.12#	Form of ZeroFox Holdings, Inc. Indemnification Agreement	8-K	10.8	08/09/2022	001-39722
10.13	Lease Agreement, dated February 27, 2016, by and between ZeroFox, Inc. and 1830 Charles Street LLC	S-4/A	10.13	04/08/2022	333-262570
10.14	Amendment No. 1 to Lease Agreement, dated March 1, 2021, by and between ZeroFox, Inc. and 1830 Charles Street LLC	S-4/A	10.14	04/08/2022	333-262570
10.15#	The ZeroFox, Inc. 2013 Equity Incentive Plan, as amended	S-4/A	10.17	04/08/2022	333-262570
10.16#	Form of Option Grant Agreement under the ZeroFox, Inc. 2013 Equity Incentive Plan	S-4/A	10.18	04/08/2022	333-262570
10.17#	Form of Restricted Stock Grant Agreement under the ZeroFox, Inc. 2013 Equity Incentive Plan	S-4/A	10.19	04/08/2022	333-262570

10.18	Letter Agreement, dated December 7, 2021, by and between ZeroFox, Inc. and Redline Capital Management S.A. acting on behalf and for the account of Redline Capital Fund Universal Instruments, a sub-fund of Redline Capital Fund, FCP-FIS	S-4/A	10.23	04/08/2022	333-262570
10.19§	Contract (Order No. 24361819F0014) between U.S. Office of Personnel Management and Identity Theft Guard Solutions, LLC dated December 21, 2018	S-4/A	10.25	07/01/2022	333-262570
10.20	Registration Rights Agreement, dated as of August 3, 2022, by and among ZeroFox Holdings, Inc. and the Holders of the Notes party thereto	8-K	10.27	08/09/2022	001-39722
10.21†	Loan and Security Agreement dated as of January 7, 2021 by and among Stifel Bank, ZeroFox, Inc., and certain guarantor subsidiaries party thereto	8-K	10.28	08/09/2022	001-39722
10.22†	First Amendment and Joinder to Loan and Security Agreement dated as of June 7, 2021	8-K	10.29	08/09/2022	001-39722
10.23	Second Amendment and Waiver to Loan and Security Agreement dated as of December 8, 2021	8-K	10.30	08/09/2022	001-39722
10.24	Third Amendment to Loan and Security Agreement dated as of December 16, 2021	8-K	10.31	08/09/2022	001-39722
10.25	Fourth Amendment to Loan and Security Agreement dated as of February 10, 2022	8-K	10.32	08/09/2022	001-39722
10.26	Fifth Amendment to Loan and Security Agreement dated as of August 3, 2022	8-K	10.33	08/09/2022	001-39722
10.27	Amendment P00014 dated September 20, 2022, to Contract (Order No. 24361819F0014) between U.S. Office of Personnel Management and Identity Theft Guard Solutions, LLC dated December 21, 2018	S-1	10.20	09/27/2022	333-267200
10.28	Sixth Amendment and Joinder to Loan and Security Agreement	10-Q	10.1	12/14/2022	001-39722
10.29*#	ZeroFox Holdings, Inc. 2023 Executive Incentive Plan
10.30*#	Employment Agreement, dated January 18, 2023, between ZeroFox Holdings, Inc. and James C. Foster
10.31*#	Employment Agreement, dated January 18, 2023, between ZeroFox Holdings, Inc. and Kevin T. Reardon

10.32*#	Employment Agreement, dated January 18, 2023, between ZeroFox Holdings, Inc. and Timothy S. Bender
10.33*#	Employment Agreement, dated January 18, 2023, between ZeroFox Holdings, Inc. and Michael Price
10.34*#	Employment Agreement, dated January 18, 2023, between ZeroFox Holdings, Inc. and John R. Prestridge, III
10.35*#	Employment Agreement, dated January 18, 2023, between ZeroFox Holdings, Inc. and Scott O’Rourke
10.36*#	Employment Agreement, dated January 18, 2023, between ZeroFox Holdings, Inc. and Thomas P. FitzGerald
10.37#	Employment Agreement between Identity Theft Guard Solutions, Inc. and Thomas F. Kelly, dated August 9, 2017	S-4	10.26	02/07/2022	333-262570
10.38#	Amendment No. 1 to Employment Agreement between Identity Theft Guard Solutions, Inc. and Thomas F. Kelly, dated May 21, 2020	S-4	10.27	02/07/2022	333-262570
10.39#	Amendment No. 2 to Employment Agreement between Identity Theft Guard Solutions, Inc. and Thomas F. Kelly, dated August 25, 2021	S-4	10.28	02/07/2022	333-262570
10.40#	Amendment No. 3 to Employment Agreement between Identity Theft Guard Solutions, Inc. and Thomas F. Kelly, dated November 3, 2021	S-4	10.29	02/07/2022	333-262570
10.41#	Amendment No. 4 to Employment Agreement between Identity Theft Guard Solutions, Inc. and Thomas F. Kelly, dated December 17, 2021	S-4	10.30	02/07/2022	333-262570
21.01	List of subsidiaries of the Company	8-K	21.1	08/09/2022	001-39722
23.01*	Consent of Deloitte & Touche LLP, independent registered public accounting firm of ID Experts Holdings, Inc.
23.02*	Consent of Deloitte & Touche LLP, independent registered public accounting firm of ZeroFox Holdings, Inc.
24.01*	Power of Attorney (included on signature page to this Annual Report on Form 10-K)
31.01*	Certification of Principal Executive Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.02*	Certification of Principal Financial Officer Required Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.01**	Certification of Chief Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
32.02**	Certification of Chief Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management or compensatory plan.
†

Certain of the exhibits or schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

§	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(a)(6).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Baltimore, State of Maryland on March 29, 2023.

ZEROFOX HOLDINGS, INC.

Date: March 29, 2023	By:	/s/ James C. Foster
	Name:	James C. Foster
	Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: March 29, 2023	By:	/s/ Timothy S. Bender
	Name:	Timothy S. Bender
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James C. Foster, Timothy S. Bender and Thomas P. Fitzgerald, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K of ZeroFox Holdings, Inc., and any or all amendments thereto, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ James C. Foster James C. Foster	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	March 29, 2023

/s/ Timothy S. Bender Timothy S. Bender	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2023

/s/ Peter Barris Peter Barris	Director	March 29, 2023

/s/ Sean Cunningham Sean Cunningham	Director	March 29, 2023

/s/ Adam Gerchen Adam Gerchen	Director	March 29, 2023

/s/ Todd P. Headley Todd P. Headley	Director	March 29, 2023

/s/ Thomas F. Kelly Thomas F. Kelly	Director	March 29, 2023

/s/ Samskriti King Samskriti King	Director	March 29, 2023

/s/ Corey M. Mulloy Corey M. Mulloy	Director	March 29, 2023