Form 10-Q
period 2023-04-30
ZeroFox Holdings, Inc.
filed 2023-06-09
CIK 1823575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2023

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

As of June 6, 2023, the registrant had 118,663,481 shares of common stock, $0.0001 par value per share, outstanding.

Explanatory Note

This Quarterly Report on Form 10-Q of ZeroFox Holdings, Inc. (the Company) includes the condensed consolidated financial statements of:

•
The Company as of April 30, 2023, and January 31, 2023, and for the three months ended April 30, 2023;
•
The Company's predecessor, ZeroFox, Inc. (the Predecessor) for the three months ended April 30, 2022, presented within the financial statements of the Company as the prior period (see Note 2); and
•
The Company's other predecessor, ID Experts Holdings, Inc. (IDX) for the three months ended March 31, 2022, presented as separate financial statements.

As of August 3, 2022, the Company merged with ZeroFox, Inc. and IDX (the Business Combination) at which time ZeroFox, Inc. and IDX became indirect, wholly-owned subsidiaries of the Company. The consolidated financial statements of the Company as of April 30, 2023, and January 31, 2023, and for the three months ended April 30, 2023, include the financial results of both ZeroFox, Inc. and IDX for the same period. As the consolidated financial results of the Company for the three months ended April 30, 2023, are presented alongside the financial results of its primary predecessor, ZeroFox, Inc., there is a lack of comparability between the periods presented. Therefore, the discussion of the Company’s results of operations, cash flows, and financial condition set forth in this report does not include a comparison of the Company's results with the prior period results of ZeroFox, Inc. Moreover, the financial statements for the Company’s predecessors are not necessarily indicative of the Company’s results of operations, cash flows, or financial position following the completion of the Business Combination.

The terms "ZeroFox", "the Company", "Successor", refer to ZeroFox Holdings, Inc. and its subsidiaries, including ZeroFox, Inc., ID Experts Holdings, Inc., and Lookingglass Cyber Solutions, Inc. after the Closing Date. The term "Predecessor" refers to ZeroFox, Inc. and its subsidiaries prior to the Closing Date. The term "the Quarter to Date Predecessor Period" refers to the first quarter of the Predecessor's prior fiscal year i.e., the three months ended April 30, 2022.

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including without limitation, statements contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. The inclusion of any statement in this Quarterly Report does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material. These risks and uncertainties include, but are not limited to, the following:

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
•
adverse general and industry-specific economic and market conditions and reductions in customer spending, in either the private or public sector, including as a result of inflation and geopolitical uncertainty such as the ongoing conflict between Russia and Ukraine, may reduce demand for the ZeroFox Platform or products and solutions, which could harm our business, financial condition, and results of operations;

ii

•
we have identified material weaknesses in our internal control over financial reporting;
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

Additional information concerning these, and other risks, is described under the “Risk Factors” section of our final prospectus (Final Prospectus) filed with the Securities and Exchange Commission (SEC) pursuant to Rule 424(b) under the Securities Act of 1933 on April 12, 2023, in connection with our registration statement on Form S-1, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report and in the “Risk Factors” discussion under Part II, Item 1A of this Quarterly Report. We expressly disclaim any obligation to update any of these forward-looking statements, except to the extent required by applicable law.

iii

Index to Financial Statements

ZeroFox Holdings, Inc. and Subsidiaries

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	April 30,	January 31,
(in thousands, except share data)	2023	2023

Assets
Current assets:
Cash and cash equivalents	$28,332	$47,549
Accounts receivable, net of allowance for doubtful accounts	46,217	29,609
Deferred contract acquisition costs, current	6,615	5,456
Prepaid expenses and other assets	6,157	5,300
Total current assets	87,321	87,914

Property and equipment, net of accumulated depreciation	2,442	671
Capitalized software, net of accumulated amortization	280	253
Deferred contract acquisition costs, net of current portion	7,486	7,751
Acquired intangible assets, net of accumulated amortization	270,278	262,444
Goodwill	413,437	406,608
Operating lease right-of-use assets	3,275	720
Other assets	1,794	550
Total assets	$786,313	$766,911

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,319	$3,099
Accrued compensation, accrued expenses, and other current liabilities	19,103	18,751
Current portion of long-term debt	938	15,938
Deferred revenue, current	61,130	47,977
Operating lease liabilities, current	1,180	406
Total current liabilities	91,670	86,171

Deferred revenue, net of current portion	4,471	5,981
Long-term debt, net of deferred financing costs	186,714	157,843
Purchase consideration liability	7,166	—
Operating lease liabilities, net of current portion	2,353	427
Warrants	899	2,581
Sponsor earnout shares	345	2,445
Deferred tax liability	17,763	22,592
Total liabilities	311,381	278,040

Commitments and contingencies (Note 14)

Stockholders' equity
Common stock, $0.0001 par value; 1,000,000,000 authorized shares; 118,663,481 and 118,190,135 shares issued and outstanding, respectively	12	12
Additional paid-in capital	1,247,652	1,243,637
Accumulated deficit	(772,656)	(754,677)
Accumulated other comprehensive loss	(76)	(101)
Total stockholders’ equity	474,932	488,871

Total liabilities and stockholders' equity	$786,313	$766,911

See notes to condensed consolidated financial statements

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Successor	Predecessor
(in thousands, except share and per share data)	Three months ended April 30, 2023	Three months ended April 30, 2022

Revenue
Subscription	$18,223	$12,778
Services	27,311	813
Total revenue	45,534	13,591

Cost of revenue
Subscription	9,904	4,008
Services	20,716	241
Total cost of revenue	30,620	4,249

Gross profit	14,914	9,342

Operating expenses
Research and development	6,417	3,961
Sales and marketing	19,389	8,534
General and administrative	10,407	4,946
Total operating expenses	36,213	17,441

Loss from operations	(21,299)	(8,099)

Other income (expense)
Interest expense, net	(3,482)	(1,386)
Change in fair value of purchase consideration liability	2,661	—
Change in fair value of warrant liability	(1,028)	(663)
Change in fair value of sponsor earnout shares	2,100	—
Total other income (expense)	251	(2,049)
Loss before income taxes	(21,048)	(10,148)

(Benefit from) provision for income taxes	(3,069)	55

Net loss after tax	$(17,979)	$(10,203)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.24)
Weighted-average shares used in computation of net loss per share attributable to common stockholders, basic and diluted:	117,892,144	42,962,226

Other comprehensive income
Foreign currency translation	25	54
Total other comprehensive income	25	54

Total comprehensive loss	$(17,954)	$(10,149)

See notes to condensed consolidated financial statements

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

					Accumulated
			Additional		Other
(in thousands, except for share data)	Common Stock		Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity

Balance—January 31, 2023	118,190,135	$12	$1,243,637	$(754,677)	$(101)	$488,871
Stock-based compensation expense	—	—	1,099	—	—	1,099
Exercise of options	473,346	—	80	—	—	80
Other	—	—	2,836	—	—	2,836
Net loss	—	—	—	(17,979)	—	(17,979)
Foreign currency translation adjustment	—	—	—	—	25	25
Balance—April 30, 2023	118,663,481	$12	$1,247,652	$(772,656)	$(76)	$474,932

See notes to condensed consolidated financial statements

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit

(Unaudited)

	Redeemable Convertible Preferred Stock																								Accumulated
	Series E		Series D-2		Series D-1		Series D		Series C-1		Series C		Series B		Series A		Series Seed		Total				Additional		Other
(in thousands, except for share data)	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Deficit

Balance—January 31, 2022	15,227,437	$33,248	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,376,115	$13,979	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	120,582,575	$132,229	42,892,927	$—	$3,873	$(156,820)	$(201)	$(153,148)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	374	—	—	374
Exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	314,826	—	80	—	—	80
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,203)	—	(10,203)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	54	54
Balance—April 30, 2022	15,227,437	$33,248	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,376,115	$13,979	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	120,582,575	$132,229	43,207,753	$—	$4,327	$(167,023)	$(147)	$(162,843)

See notes to condensed consolidated financial statements

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor	Predecessor
(in thousands)	Three months ended April 30, 2023	Three months ended April 30, 2022
Cash flows from operating activities:
Net loss	$(17,979)	$(10,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207	160
Amortization of software development costs	28	153
Amortization of acquired intangible assets	11,766	789
Amortization of right-of-use assets	301	—
Amortization of deferred debt issuance costs	14	—
Stock-based compensation	1,099	374
Provision for bad debts	10	(7)
Change in fair value of warrants	1,028	663
Change in fair value of purchase consideration liability	(2,661)	—
Change in fair value of sponsor earnout shares	(2,100)	—
Deferred taxes	(4,829)	—
Noncash interest expense	3,385	258
Changes in operating assets and liabilities:
Accounts receivable	(13,384)	4,578
Deferred contract acquisition costs	29	192
Prepaid expenses and other assets	1,658	(1,128)
Accounts payable, accrued compensation, accrued expenses, and other current liabilities	2,992	(3,797)
Operating lease liabilities	(274)	—
Deferred revenue	793	830
Other liabilities	—	(26)
Net cash used in operating activities	(17,917)	(7,164)
Cash flows from investing activities:
Business acquisition, net of cash acquired	(7,892)	—
Purchases of property and equipment	(255)	(97)
Capitalized software	(54)	(221)
Net cash used in investing activities	(8,201)	(318)
Cash flows from financing activities:
Exercise of stock options	80	80
Proceeds from issuance of debt, net of issuance costs	7,500	7,412
Repayment of debt	(234)	(234)
Net cash provided by financing activities	7,346	7,258
Foreign currency translation adjustment	25	60
Net change in cash, cash equivalents, and restricted cash	(18,747)	(164)
Cash, cash equivalents, and restricted cash, beginning of period	47,649	10,374
Cash, cash equivalents, and restricted cash, end of period	$28,902	$10,210
Supplemental Cash Flow Information:
Cash paid for interest	$359	$1,043
Cash paid for income taxes	1,233	23
Non-cash investing and financing activities:
Issuance of warrants along with issuance of debt	$126	$518
Accrual of purchase consideration in connection with business acquisition	9,827	—
Convertible note issued in connection with business acquisition	3,333	—
Operating lease liabilities arising from obtaining right-of-use assets	2,295	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Successor	Predecessor
	April 30, 2023	April 30, 2022
Cash and cash equivalents	$28,332	$10,110
Restricted cash included in other assets	570	100
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$28,902	$10,210

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

On April 21, 2023, the Company completed the acquisition of Lookingglass Cyber Solutions, Inc. (LookingGlass), a leader in external attack surface management and global threat intelligence.

ZeroFox Holdings conducts its business through its wholly-owned, consolidated subsidiaries, primarily ZeroFox, Inc. and Identity Theft Guard Solutions, Inc, and Lookingglass Cyber Solutions, Inc.

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

As result of internal efforts and its acquisition of IDX, the Company also provides data breach response services, and associated identity and privacy protection services, including prevention, detection, forensic services, notification, and recovery assistance.

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

2: Summary of Significant Accounting Policies

Basis of Presentation

As a result of the Business Combination, the Company evaluated if L&F, ZeroFox, or IDX is the predecessor for accounting purposes. The Company considered the application of Rule 405 of Regulation C, the interpretative guidance of the staff of the United States Securities and Exchange Commission (SEC), including factors for the Registrant to consider in determining the predecessor, and analyzed the following: (1) the order in which the entities were acquired, (2) the size of the entities, (3) the fair value of the entities, (4) the historical and ongoing management structure, and (5) how management discusses the Company's business in our Form 10-Q and Form 10-K filings. In considering the foregoing principles of predecessor determination in light of the Company's specific facts and circumstances, management determined that ZeroFox, Inc. is the predecessor for accounting purposes. The financial statement presentation includes the financial statements of ZeroFox, Inc. as “Predecessor” for the period prior to the Closing Date and the financial statements of the Company as “Successor” for the periods after the Closing Date, including the consolidation of ZeroFox, Inc., IDX, and LookingGlass.

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the SEC and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act) and are adequate to make the information presented not misleading. The interim condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Condensed Consolidated Balance Sheets, Condensed Consolidated Statement of Comprehensive Loss, Condensed Consolidated Statement of Stockholders Equity, Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Deficit, and the Condensed Consolidated Statement of Cash Flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2023 Annual Report on Form 10-K filed with the Securities Exchange Commission on March 30, 2023. The Condensed Consolidated Statement of Comprehensive Loss for the Successor's three months ended April 30, 2023, is not necessarily indicative of the results to be anticipated for the entire year ending January 31, 2024, or thereafter. All financial information for the Predecessor's three months ended April 30, 2022, referenced in the notes to condensed consolidated financial statements is unaudited.

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

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities within these condensed consolidated financial statements. Significant estimates and judgments include but are not limited to: (1) revenue recognition, (2) capitalization of internally developed software costs, (3) fair value of stock-based compensation, (4) valuation of assets acquired and liabilities assumed in business combinations, (5) useful lives of contract acquisition costs and intangible assets, (6) evaluation of goodwill and long lived assets for impairment, (7) valuation of warrants and the Sponsor Earnout Shares (see Note 8), (8) fair value of the purchase consideration liability, and (9) valuation allowances associated with deferred tax assets. The Company bases its estimates and assumptions on historical experience, expectations, forecasts, and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from results of prior periods.

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

Revenue from Non-Cancelable Contracts

As of April 30, 2023, the Company had approximately $81.6 million of revenue that is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) under non-cancelable contracts. Of this $81.6 million, the Company expects to recognize revenue of approximately $67.3 million in the twelve-month period May 2023 through April 2024, approximately $10.4 million in the twelve-month period May 2024 through April 2025, and approximately $3.9 million thereafter.

Timing of Revenue Recognition

The table below provides revenues earned by timing of revenue (in thousands).

	Successor	Predecessor
Revenue Recognition Timing	Three months ended April 30, 2023	Three months ended April 30, 2022
Over time	$42,590	$12,778
Point in time	2,944	813
Total	$45,534	$13,591

Disaggregation of Revenue

The table below provides revenues earned by line of service (in thousands).

	Successor	Predecessor
Revenue Line	Three months ended April 30, 2023	Three months ended April 30, 2022
Subscription revenue	$18,223	$12,778
Services revenue
Breach	26,150	—
Other services	1,161	813
Total services revenue	27,311	813
Total	$45,534	$13,591

The table below provides revenues earned based on geographic locations of our customers (in thousands).

	Successor	Predecessor
Country	Three months ended April 30, 2023	Three months ended April 30, 2022
United States	$41,066	$10,134
Other	4,468	3,457
Total	$45,534	$13,591

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

Concentration of Revenue and Accounts Receivable

For the three months ended April 30, 2023, one individual customer accounted for 45% of total consolidated revenue. For the Quarter to Date Predecessor Period, there was no individual customer that accounted for 10% or more of total consolidated revenue.

As of April 30, 2023, one customer represented 30% of total accounts receivable. As of January 31, 2023, one customer represented 23% of total accounts receivable.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken, or expected to be taken, in a tax return, as well as guidance on derecognition, classification, interest, penalties, and consolidated financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company remains subject to examination by U.S. federal and various state tax authorities for the fiscal years 2020 through 2023.

Under ASC 740, the Company determined that some of its income tax positions did not meet the more-likely-than-not recognition threshold and, therefore, recorded a reserve of $0.9 million as of April 30, 2023.

Business Combinations

The Company accounted for the LookingGlass Business Combination (see Note 4) using the acquisition method pursuant to ASC 805, Business Combinations. The Company is the accounting acquirer of LookingGlass.

The Company accounted for the assets acquired and liabilities assumed based on their estimated acquisition-date fair values. The Company recognized the excess of consideration transferred over the fair values of assets acquired and liabilities assumed as goodwill. The Company expensed all transaction related costs of the LookingGlass Business Combination.

Transaction Fees

All transaction fees and expenses associated with business combinations were expensed as incurred. The Company recorded approximately $1.5 million of professional and other transaction fees related to the LookingGlass Business Combination in general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Loss for the three months ended April 30, 2023. The Predecessor recorded $0.8 million of professional and other transaction fees related to the Business Combination in general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Loss for the three months ended April 30, 2022.

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

The Company considered qualitative factors that would indicate if the fair value of the Company's single reporting unit had declined below its carrying value, including the decline in the price of the Company's Common Stock, market conditions, and macroeconomic factors. Based on this qualitative analysis, the Company concluded that an interim test of goodwill impairment was not required.

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

The Sponsor Earnout Shares are not considered outstanding for accounting purposes since they are considered contingently issuable and are therefore, excluded from the calculation of basic loss per share.

The Company analyzed the terms of the Sponsor Earnout Shares to determine if they meet the definition of "participating securities", which would require the two-class method of EPS. The holders of the Sponsor Earnout Shares are not entitled to nonforfeitable rights to dividends and as such, they do not meet the definition of "participating securities".

LookingGlass Earnout Shares

The Company analyzed the terms of the LookingGlass Earnout Shares (see Note 9) and determined they are within the scope of ASC 480 and qualify for liability treatment as the shares to be issued vary based on if LookingGlass achieves certain contract thresholds within a specified period of time or if a certain contract is renewed with a specified contract value within a specified period of time (see "LookingGlass Earnout Shares" in Note 9).

The LookingGlass Earnout Shares are not considered outstanding for accounting purposes since they are considered contingently issuable and are therefore, excluded from the calculation of basic loss per share.

The Company analyzed the terms of the LookingGlass Earnout Shares to determine if they meet the definition of "participating securities", which would require the two-class method of EPS. The holders of the LookingGlass Earnout Shares are not entitled to nonforfeitable rights to dividends and as such, they do not meet the definition of "participating securities".

LookingGlass Deferred Shares

The Company analyzed the terms of the LookingGlass Deferred Shares (see Note 9) and determined they are within the scope of ASC 815-40. The Company determined that the LookingGlass Deferred Shares do not meet the requirements to be recognized as an equity instrument based on the settlement provisions provided by the merger agreement. Therefore, the Company recognizes the LookingGlass Deferred Shares as a liability recorded at fair value.

The Company analyzed the terms of the LookingGlass Deferred Shares to determine if they meet the definition of "participating securities", which would require the two-class method of EPS. The holders of the LookingGlass Deferred Shares are not entitled to nonforfeitable rights to dividends and as such, they do not meet the definition of "participating securities".

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

As of April 30, 2023, and January 31, 2023, the Company had outstanding Public and Private Warrants. The Company measured its Public Warrants based on a Level 1 input, the public price for the Company's warrants traded on Nasdaq (ticker ZFOXW). The Company measured its Private Warrants based on a Level 2 input, the same price for the Company's Public Warrants traded on Nasdaq. The Company analyzed the terms and features of the Private Warrants and determined that they were economically similar to the Public Warrants.

As of April 30, 2023, the Company measured the Stifel Warrant (see Note 7) based on Level 3 inputs.

The assumptions used to value all warrants are described in Note 7.

A summary of the changes in the fair value of warrants is as follows (in thousands):

	Successor

	Public	Private
Warrant liability - January 31, 2023	$1,373	$1,208
Issuance of warrants	—	126
Gain due to change in fair value of warrants	(942)	(866)
Warrant liability - April 30, 2023	$431	$468

	Predecessor

	Public	Private
Warrant liability - January 31, 2022	$—	$10,709
Issuance of warrants	—	519
Loss due to change in fair value of warrants	—	663
Warrant liability - April 30, 2022	$—	$11,891

The Stifel Warrant is included in the Private Warrants column in the table above as of April 30, 2023.

The Company measured the liability for Sponsor Earnout Shares using Level 3 inputs. The methodology and assumptions used to measure the Sponsor Earnout Shares are described in Note 8.

The Company measured the purchase consideration liability using Level 2 inputs. The methodology and assumptions used to measure the purchase consideration liability are described in Note 10.

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity terms of these instruments.

The carrying amount of the LookingGlass Convertible Notes (see Note 6) approximates fair value due to the short duration of time that has elapsed since the Convertible Notes have been issued.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, inclusive of the LookingGlass purchase consideration shares that will be issued based on the passage of time (see Note 9). Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common stock. For the purposes of this calculation, outstanding stock options, unvested restricted stock, stock warrants, Sponsor Earnout Shares, LookingGlass Earnout Shares, the variable portion of the LookingGlass Deferred Shares (see Note 9), and redeemable convertible preferred stock are considered potential dilutive common stock and are excluded from the computation of net loss per share as their effect is anti-dilutive.

The following table sets forth computation of basic loss per share attributable to common stockholders (in thousands, except share and per share data):

	Successor	Predecessor
	Three months ended April 30, 2023	Three months ended April 30, 2022
Numerator:
Net loss	$(17,979)	$(10,203)
Net loss per share attributable to common stockholders	$(17,979)	$(10,203)

Denominator:
Weighted-average common stock outstanding	117,892,144	42,962,226
Net loss per share attributable to common stockholders - basic and diluted	$(0.15)	$(0.24)

The Predecessor's redeemable convertible preferred stock and restricted common stock contractually entitled the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Predecessor. Accordingly, in periods in which the Predecessor reported a net loss, such losses were not allocated to such participating securities. In periods in which the Predecessor reported a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders was the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to be outstanding if their effect is anti-dilutive.

The following is a summary of the weighted average common stock equivalents, for the securities outstanding during the respective periods, that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Successor	Predecessor
	Three months ended April 30, 2023	Three months ended April 30, 2022
Preferred stock (on an as-converted basis)	—	241,165,150
Common stock options outstanding	7,393,240	22,109,489
Warrants to purchase preferred stock, all series	—	5,879,562
Public and private warrants to purchase common stock	16,227,888	—
Sponsor earnout shares	1,293,750	—
Restricted stock units	5,132,267	—

Predecessor Redeemable Convertible Preferred Stock

The Series Preferred of the Predecessor was not mandatorily redeemable. The Series Preferred was contingently redeemable upon the occurrence of a deemed liquidation event and a majority vote of the holders of Series Preferred and Series Seed to redeem all outstanding shares of the Company’s redeemable convertible preferred stock. The contingent redemption upon the occurrence of a deemed liquidation was not within the Predecessor's control.

Liquidation Rights—In the event of any liquidation or dissolution of the Predecessor (Liquidation Event), the holders of Predecessor Common Stock were entitled to the remaining assets of the Predecessor legally available for distribution after the payment of the full liquidation preference for all series of outstanding redeemable convertible preferred stock.

The Predecessor’s redeemable convertible preferred stock consists of (in thousands except share data):

	Successor		Predecessor
	Three months ended April 30, 2023		Three months ended April 30, 2022
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount
Convertible preferred stock—Series E, $0.00001 par value—authorized 19,033,653 shares; (liquidation preference $28,354,249)	—	$—	15,227,437	$33,248
Convertible preferred stock—Series D, $0.00001 par value—authorized 14,833,942 shares; (liquidation preference $21,222,496)	—	—	13,871,547	21,067
Convertible preferred stock—Series D-2, $0.00001 par value—authorized 993,868 shares (liquidation preference $1,216,439)	—	—	993,868	1,451
Convertible preferred stock—Series D-1, $0.00001 par value—authorized shares 5,878,303 (liquidation preference $8,094,053)	—	—	5,878,303	8,171
Convertible preferred stock—Series C-1, $0.00001 par value—authorized 16,208,756 shares (liquidation preference $14,037,000)	—	—	11,376,115	13,979
Convertible preferred stock—Series C, $0.00001 par value—authorized 21,124,700 shares (liquidation preference $19,999,999)	—	—	21,124,699	19,899
Convertible preferred stock—Series B, $0.00001 par value—authorized 26,914,949 shares (liquidation preference $22,124,088)	—	—	26,914,949	22,047
Convertible preferred stock—Series A, $0.00001 par value—authorized 16,122,188 shares (liquidation preference $10,246,261)	—	—	15,997,285	10,159
Convertible preferred stock—Series seed, $0.00001 par value—authorized 9,198,372 shares (liquidation preference $2,285,795)	—	—	9,198,372	2,208

	—	$—	120,582,575	$132,229

Standards Issued and Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the accounting for credit losses for most financial assets and certain other instruments. The standard requires that entities holding financial assets that are not accounted for at fair value through net income be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The Company adopted ASU 2016-13 on February 1, 2023, using the modified transition approach. The adoption of the standard did not have a material impact on the condensed consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction. The standard clarifies that entities should not apply a discount related to a contractual sale restriction of an equity security when measuring the fair value of the equity security. The standard provides that entities should instead consider sale restrictions that are characteristics of the equity security. The standard is effective for public business entities, fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2022-03 effective February 1, 2023. The adoption of the standard did not have a material impact on the condensed consolidated financial statements.

3: Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the liabilities carried at fair value (in thousands):

	Fair value measurements at April 30, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$—	$—	$—	$—
Total financial assets	$—	$—	$—	$—

Liabilities:
Public warrants	$(431)	$—	$—	$(431)
Private warrants	—	(379)	(89)	(468)
Sponsor earnout shares	—	—	(345)	(345)
Purchase consideration liability	—	—	(7,166)	(7,166)
Total financial liabilities	$(431)	$(379)	$(7,600)	$(8,410)

The following table sets forth by level within the fair value hierarchy the liabilities carried at fair value (in thousands):

	Fair value measurements at January 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$557	$—	$—	$557
Total financial assets	$557	$—	$—	$557

Liabilities:
Public warrants	$(1,373)	$—	$—	$(1,373)
Private warrants	—	(1,208)	—	(1,208)
Sponsor earnout shares	—	—	(2,445)	(2,445)
Total financial liabilities	$(1,373)	$(1,208)	$(2,445)	$(5,026)

See Note 6 for a discussion of the fair value of debt.

The assumptions used to value the warrants are described in Note 7.

The assumptions used to value the Sponsor Earnout Shares are described in Note 8.

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity terms of these instruments.

Purchase Consideration Liability

As of April 30, 2023, the Company had an obligation to transfer $7.2 million in stock issuances to the former owners of LookingGlass in connection with the LookingGlass Business Combination (see Note 4). The purchase consideration liability represents a financial liability that will be settled in shares of the Company's Common Stock.

See Note 9 for discussion of the assumptions and inputs used to determine the fair value of the purchase consideration shares.

The Company classified the purchase consideration liability as Level 3 within the fair value hierarchy as the fair market value includes estimates of certain contingencies to be achieved as of the reporting date. The estimates of the contingencies relate to the LookingGlass Earnout Shares and the variable portion of the LookingGlass Deferred Shares and are considered unobservable inputs.

4: Acquisitions

The Business Combination

On August 3, 2022 (the Closing Date), L&F, ZeroFox, Inc., and ID Experts Holdings, Inc. (IDX), consummated the business combination (the Business Combination) as contemplated by the Business Combination Agreement, dated as of December 17, 2021. In connection with the finalization of the Business Combination, L&F changed its name to ZeroFox Holdings, Inc. and changed its jurisdiction of incorporation from the Cayman Islands to the state of Delaware. The Company changed its fiscal year end to January 31. The Company's common stock and public warrants began trading under the tickers ZFOX and ZFOXW, respectively. A summary of other terms provided with the settlement of the transaction is disclosed in our fiscal year 2023 10-K, filed with the SEC on March 30, 2023.

Accounting for the ZF Merger and IDX Merger

The measurement period for the assets and liabilities for the ZF Merger and IDX Merger remains open for the period of up to one year following completion of the Business Combination. The Company is finalizing evaluation of the acquired intangible assets and income taxes. The Company does not expect material adjustments to the initial values of acquired assets and liabilities during the remaining term of the measurement period.

LookingGlass Business Combination

On April 21, 2023, the Company completed the acquisition of LookingGlass, a privately-held software company (the LookingGlass Business Combination). We expect the acquisition of LookingGlass will strengthen our Platform with industry-leading attack surface and threat intelligence capabilities.

The purchase consideration includes 9.637 million shares of Company Common Stock, subject to adjustment for the LookingGlass Earnout Shares (see Note 9) and other customary purchase price adjustments. As of the date of the transaction, we estimate that 8.959 million shares will be issued to the selling shareholders.

The following table summarizes the estimated fair value of the purchase consideration (in thousands, except per share data):

Purchase consideration liability:
Purchase consideration shares
LookingGlass Earnout Shares	1,837,500
LookingGlass Deferred Shares	7,121,437
Total purchase consideration shares	8,958,937
Adjusted closing price per share of the Company's Common Stock (ZFOX) on April 21, 2023	$1.10
Fair value of purchase consideration liability	$9,827

Cash consideration	$9,500
Convertible note	3,333
Total purchase consideration	$22,660

The purchase consideration liability is discussed further in Note 9. The convertible note is discussed further in Note 6.

The Company recorded the preliminary allocation of the purchase price to LookingGlass' assets acquired and liabilities assumed based on their fair values as of April 21, 2023. The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$1,608
Accounts receivable	3,233
Deferred contract acquisitions costs, current	360
Prepaid expenses and other assets	1,693
Property and equipment, net	1,723
Deferred contract acquisitions costs, net of current portion	562
Operating lease right-of-use assets	560
Goodwill	6,829
Intangible assets	19,600
Deferred tax assets	1,596
Total assets acquired	$37,764

Accounts payable	$1,297
Accrued expenses	2,279
Operating lease liabilities, current	584
Deferred revenue, current	10,850
Operating lease liabilities, net of current portion	94
Total liabilities assumed	15,104
Total consideration transferred	$22,660

The following table sets forth the amounts allocated to the intangible assets identified, the estimated useful lives of those intangible assets, and the methodologies used to determine the fair values of those intangible assets (dollars in thousands):

	Fair Value	Useful Life (in years)	Fair Value Methodology
Customer relationships	$16,500	10	Multi-period Excess Earnings method of the Income Approach
Developed technology	2,900	7	Relief from Royalty method
Trade names and trademarks	200	2	Relief from Royalty method
	$19,600

The goodwill of $6.8 million represents the excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate, identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of expertise and industry know-how of the workforce, developed technology, back-office infrastructure, strong market position, and the assembled workforce of LookingGlass. None of the goodwill recognized is expected to be deductible for income tax purposes.

The measurement period for the assets and liabilities for the LookingGlass Business Combination remains open for the period of up to one year following completion of the transaction. The Company is finalizing the fair value of the purchase consideration liability and allocation of purchase price, including the acquired intangible assets and income taxes.

The results of operations of LookingGlass are included in our Condensed Consolidated Statements of Comprehensive Loss from the acquisition date and were not material. The impact of the unaudited supplemental pro forma financial statements is not material to the condensed consolidated financial statements and therefore this information is not presented.

5: Goodwill and Intangible Assets

A summary of the changes in the fair value of goodwill is as follows (in thousands):

Successor

Goodwill (gross) - January 31, 2023	$1,105,258
Accumulated impairment loss	(698,650)
Goodwill (net) - January 31, 2023	$406,608
Business acquisition	6,829
Goodwill (net) - April 30, 2023	$413,437

Predecessor

Goodwill (gross) - January 31, 2022	$35,002
Adjustment related to business acquisitions	—
Goodwill (net) - April 30, 2022	$35,002

Determining the fair value of the Company's reporting unit requires judgment and the use of significant estimates and assumptions. Given the current competitive and macroeconomic environment and the uncertainties regarding the related impact on the business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim and annual goodwill impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions are not realized, the Company may record additional goodwill impairment charges in the future. It is not possible at this time to determine if any such future impairment charge would result or whether such charge would be material.

The tables below summarize the Company’s intangible assets (amounts in thousands, except for useful lives).

	As of April 30, 2023
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8.7	$170,900	$(17,976)	$152,924
Developed technology	5.1	98,700	(14,224)	84,476
Trademarks / trade names	10	35,500	(2,622)	32,878
		$305,100	$(34,822)	$270,278

	As of January 31, 2023
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8.6	$154,400	$(11,894)	$142,506
Developed technology	5	95,800	(9,425)	86,375
Trademarks / trade names	10	35,300	(1,737)	33,563
		$285,500	$(23,056)	$262,444

The tables below summarizes the future amortization of the Company’s intangible assets (amounts in thousands).

Fiscal 2024 (remaining 9 months)	$32,892
Fiscal 2025	41,132
Fiscal 2026	41,055
Fiscal 2027	41,032
Fiscal 2028	31,607
Thereafter	82,560
Total amortization of intangible assets expense	$270,278

On the Company's Condensed Consolidated Statement of Comprehensive Loss, the Company recognizes expense for the amortization of customer relationships within sales and marketing expense, expense for the amortization of developed technology within cost of subscription revenue, and expense for the amortization of trademarks and trade names within general and administrative expense.

The Company recognized amortization of intangible assets expense in the accompanying Condensed Consolidated Statements of Comprehensive Loss as follows (in thousands):

	Successor	Predecessor
	Three months ended April 30, 2023	Three months ended April 30, 2022
Cost of revenue - subscription	$4,799	$128
Sales and marketing	6,082	644
General and administrative	885	17
Total amortization of acquired intangible assets	$11,766	$789

6: Debt

The tables below summarize key terms of the Company’s debt (amounts in thousands, except for interest rates).

	As of April 30, 2023
Lender	Stated Interest Rate	Effective Interest Rate	Gross Balance	Unamortized Debt Discount	Unamortized Deferred Debt Issuance Costs	Net Carrying Value
Stifel Bank	9.00%	8.76%	$22,500	$(125)	$—	$22,375
InfoArmor	5.50%	5.50%	2,109	—	—	2,109
Convertible notes	7.00% Cash / 8.75% PIK	8.87%	159,949	—	(114)	159,835
Alsop Louie Convertible Note (1)	6.00%	3.36%	3,333	—	—	3,333
			$187,891	$(125)	$(114)	$187,652

				Current portion of long-term debt		$938
					Long-term debt	186,714
						$187,652
(1) Per the note agreement, the note is interest free for the first twelve months and bears interest at a rate of 6% per annum thereafter.

	As of January 31, 2023
Lender	Stated Interest Rate	Effective Interest Rate	Gross Balance	Unamortized Debt Discount	Unamortized Deferred Debt Issuance Costs	Net Carrying Value
Stifel Bank	8.50%	8.50%	$15,000	$—	$—	$15,000
InfoArmor	5.50%	5.50%	2,344	—	—	2,344
Convertible notes	7.00% Cash / 8.75% PIK	8.53%	156,564	—	(127)	156,437
			$173,908	$—	$(127)	$173,781

				Current portion of long-term debt		$15,938
					Long-term debt	157,843
						$173,781

Stifel Note

On January 7, 2021, the Predecessor entered into a loan and security agreement with Stifel Bank (“Stifel”) for $10.0 million which is collateralized by substantially all of the assets of the Predecessor. In conjunction with the loan and security agreement, warrants were issued to Stifel (see Note 7 for discussion of warrants). The loan and security agreement provided for an immediate advance, upon loan closing, of $10.0 million, which the Predecessor drew in full. Advances under the agreement pay cash interest monthly at the greater of the prime rate as reported in the Wall Street Journal plus 1.00%, or 4.50% per annum. If any loan payment is not made within 10 days of the payment due date, the Predecessor will incur a late fee equal to the lesser of (i) 5.00% of the unpaid amount or (ii) the maximum amount permitted to be charged under applicable law, not in any case to be less than twenty-five dollars. The loan matures and all unpaid principal and interest is due in full on January 7, 2024.

The loan and security agreement with Stifel contains a provision whereby, in the Event of Default, the obligation will bear additional interest at a rate equal to 4%. Management evaluated Events of Default and determined the non-credit related events of default represent an embedded derivative that must be bifurcated and accounted for separately from the loan and security agreement. The default rate derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management has assessed the probability of occurrence for a non-credit default event and determined the likelihood of a referenced event to be remote. Therefore, the estimated fair value of the default rate derivative was negligible as of April 30, 2023, and January 31, 2023, and no amount was recorded.

On December 8, 2021, the Predecessor amended its loan and security agreement with Stifel. The amendment provided for an additional borrowing of $5.0 million, from which the Company borrowed $5.0 million in December 2021.

In connection with the LookingGlass Business Combination, the Company amended its loan and security agreement with Stifel Bank on April 21, 2023. The amendment extended the maturity date to June 30, 2025, and increased the aggregate borrowing limit to $22.5 million. The Company borrowed $7.5 million on April 21, 2023, and issued a warrant to purchase 128,676 shares of common stock at an exercise price of $1.36.

Additionally, the amendment superseded the financial covenants with which the Company must be in compliance. The amended financial covenants include a covenant whereby the ratio of (A) the Company's unrestricted cash held at Stifel Bank plus 50% of the Company's net accounts receivable to (B) the Company's outstanding debt to Stifel Bank must equal at least 1.5 to 1.0. The amendment also requires the Company to maintain unrestricted cash at Stifel Bank of at least $17.5 million at all times. The Company was in compliance with its financial covenants as of April 30, 2023.

The loan with Stifel Bank is secured by all assets of the Company.

InfoArmor Note

On June 7, 2021, the Predecessor issued a $3.8 million promissory note payable to InfoArmor, Inc. in connection with its acquisition of Vigilante. The promissory note accrues interest at 5.5% per annum (computed on the basis of a 365-day year). Principal and interest payments of $0.2 million are paid quarterly over the four-year term of the loan maturing on June 7, 2025. As of April 30, 2023, $0.9 million was recorded in current portion of long-term debt in the condensed consolidated financial statements.

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

The Company may, at its election, force conversion of the Convertible Notes after the first anniversary of their issuance if the volume-weighted average trading price of the Company's Common Stock is greater than or equal to 150% of the conversion price for more than 20 trading days during a period of 30 consecutive trading days. After the second anniversary of their issuance this provision drops to greater than or equal to 130% of the conversion price for more than 20 trading days during a period of 30 consecutive trading dates. In the event that a holder of the Convertible Notes elects to covert, the Company will be obligated to pay an amount equal to outstanding principal and interest (accrued and unpaid), at the initial conversion rate of 86.9565 shares of Common Stock per $1,000 of outstanding principal and accrued interest.

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

At April 30, 2023, the net carrying amount of the Convertible Notes of $159.9 million (reflected as long term debt on the Condensed Consolidated Balance Sheet) compares to the fair value of $93.5 million. The fair value of the Convertible Notes is categorized as a Level 3 liability in the fair value hierarchy.

Alsop Louie Convertible Note

In connection with the LookingGlass Business Combination, on April 21, 2023, the Company issued a subordinated convertible promissory note in the principal amount of approximately $3.3 million to Alsop Louie Capital 2, L.P. in satisfaction of certain LookingGlass indebtedness (the Alsop Louie Convertible Note). The Alsop Louie Convertible Note matures on July 31, 2025, will be interest free for the first twelve months, and bear interest at a rate of 6% per annum thereafter. Upon maturity of the Alsop Louie Convertible Note, the Company shall be obligated to pay, and prior to maturity the Company may elect to prepay, the principal amount and accrued interest on the Alsop Louie Convertible Note by paying cash, by issuing shares of common stock, or by a combination of cash and shares. At any time beginning July 1, 2024, the Alsop Louie Convertible Note shall become due if the volume-weighted average trading price of the Company’s common stock equals or exceeds $5.00 over a twenty-day trading period.

The note holder will have the right to cause the Company to pay all of its outstanding obligation upon the occurrence of an event of default (as defined in the agreement governing the Alsop Louie Convertible Note), at a price equal to 100% of the principal plus accrued and unpaid interest. Additionally, upon the occurrence of an event of default, the interest rate accruing on the unpaid interest will increase by 1.5% per annum after each anniversary of the event of default.

Any payments on the Alsop Louie Convertible Note with shares of the Company's Common Stock will be determined based on the volume-weighted average trading price over a five-day trading period. The Company analyzed the share conversion features and concluded they did not require bifurcation pursuant to ASC 815 as the variables that could affect the settlement amount would be inputs to a fixed-for-fixed forward option on equity shares and as such, may be considered indexed to the Company's own equity.

The carrying amount of the Alsop Louie Convertible Note approximates fair value due to the short duration of time that has elapsed since the Alsop Louie Convertible Notes has been issued.

7: Warrants

ZeroFox Holdings, Inc. Public Warrants and Private Warrants

At April 30, 2023, there were 8,625,000 Public Warrants and 7,588,430 Private Warrants outstanding. The Public Warrants became exercisable on September 2, 2022, which was 30 days after the completion of the Business Combination. The Public Warrants will expire five years from the completion of the Business Combination or earlier upon redemption or liquidation.

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

The public closing price for the Company's Public Warrants as of April 30, 2023, was $0.05 per warrant, resulting in a fair value of $0.4 million and $0.4 million for the Public Warrants and Private Warrants, respectively. The Company recorded the change in the fair value of both the Public and Private warrants to change in fair value of warrant liability on the Condensed Consolidated Statement of Comprehensive Loss.

Stifel Warrant

The Company, in connection with the amendment to the loan and security agreement with Stifel Bank on April 21, 2023 (see Note 6), agreed to issue to Stifel Bank a warrant to purchase 128,676 shares of the Company's Common Stock at an exercise price of $1.36 (the Stifel Warrant). The Stifel Warrant will expire ten years from the completion of the LookingGlass Business Combination or earlier upon exercise by the holder or acquisition of the Company (subject to the terms of the warrant).

Fair Value of Stifel Warrant

The fair value of the Stifel Warrant was determined using a Black-Scholes model. The assumptions used in estimating the fair value of the Stifel Warrant are as follows:

	April 21, 2023	April 30, 2023
Asset price	$1.32	$0.96
Exercise price of the warrant	$1.36	$1.36
Contractual term	10.0	9.98
Volatility	65.00%	67.50%
Dividend yield	0.00%	0.00%
Risk-free rate	3.60%	3.40%

The Company recorded the change in the fair value of the Stifel Warrant of $1.0 million to change in fair value of warrant liability on the Condensed Consolidated Statement of Comprehensive Loss.

8: Sponsor Earnout Shares

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

From the Closing date through April 30, 2023, no triggering events had been achieved.

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

	April 30, 2023	January 31, 2023

Per Share Price of Company Common Stock	$0.96	$3.62
Annual Equity Volatility	75.00%	65.00%
Risk-Free Rate of Return	3.60%	3.70%

Fair Value per Share Tranche I	$0.30	$2.12
Fair Value per Share Tranche II	$0.27	$1.88
Fair Value per Share Tranche III	$0.23	$1.67

Aggregate Fair Value (in thousands)	$345	$2,445

The Company recorded the change in the fair market value of the Sponsor Earnout Shares to change in fair market value of Sponsor Earnout Shares on the Condensed Consolidated Statement of Comprehensive Loss.

9: Purchase Consideration Liability

The merger agreement governing the LookingGlass Business Combination (the merger agreement) provides that the selling shareholders are entitled to receive shares of Company Common Stock as part of the purchase consideration. According to the merger agreement, the purchase consideration shares shall be issued in three or four installments on the six-month, twelve-month, and eighteen-month anniversaries of the transaction closing date (April 21, 2023) and potentially a further issuance on July 31, 2025.

LookingGlass Earnout Shares

The LookingGlass merger agreement provides that the selling shareholders are entitled to receive up to 2.0 million shares of Company Common Stock (the LookingGlass Earnout Shares). The earnout period begins on February 1, 2023. There are four triggers where, upon achievement of the trigger, the LookingGlass Earnout Shares will be earned as follows:

1.
Triggering event I - if LookingGlass generates $10.0 million in certain bookings (as defined in the merger agreement) or renews a specific contract for at least $12,680,840 (as defined in the merger agreement) on or before January 31, 2024, the LookingGlass Earnout Shares will be fully earned.
2.
Triggering event II - if LookingGlass renews a specific contract on or before February 28, 2024, the LookingGlass Earnout Shares will be reduced by 250,000 shares.
3.
Triggering event III - if LookingGlass renews a specific contract on or before March 31, 2024, the LookingGlass Earnout Shares will be reduced by 500,000 shares.
4.
Triggering event IV - if LookingGlass renews a specific contract on or before April 30, 2024, the LookingGlass Earnout Shares will be reduced by 750,000 shares.

As of April 30, 2023, no triggering events had been achieved.

LookingGlass Earnout Shares Fair Value

The Company performed a probability-weighted assessment to estimate the achievement of each of the triggering events and determine the fair value of the LookingGlass Earnout Shares. Managements estimate of the fair value of the LookingGlass Earnout Shares is $1.5 million as of April 30, 2023, compared to $2.0 million on April 21, 2023.

The Company recorded the change in the fair market value of the LookingGlass Earnout Shares to change in fair market value of Purchase Consideration Liability on the Condensed Consolidated Statement of Comprehensive Loss.

LookingGlass Deferred Shares

The remaining purchase consideration shares consist of 5,761,841 shares that will be issued based on the passage of time (in accordance with the merger agreement) as well as a variable amount of shares that will be issued subject to indemnity claims (collectively, the LookingGlass Deferred Shares). The merger agreement provides that a variable number of shares of Company Common Stock will be withheld for a period of twelve months and be subject to indemnity claims by the Company and an additional 500,000 shares will be withheld until July 31, 2025, and be subject to certain indemnity claims by the Company.

Purchase Consideration Liability Fair Value

The Company performed probability-weighted assessments to estimate the amount of LookingGlass Earnout Shares and the variable portion of the LookingGlass Deferred Shares (related to indemnities) that will be issued pursuant to the merger agreement. The remaining portion of the purchase consideration shares is a fixed amount of 5,761,841 shares that will be issued pursuant to the merger agreement.

The purchase consideration shares are subsequently remeasured to fair value each reporting date based on the Company's re-assessment of probability weightings related to the LookingGlass Earnout Shares and the variable portion of the LookingGlass Deferred Shares, as well as the price of ZFOX stock as reported on the Nasdaq. Based on the terms of the merger agreement, the purchase consideration shares will remain unregistered with the Nasdaq for a period of six months, beginning on the date of acquisition. Accordingly, in determining the fair value of the purchase consideration liability, the Company applied a discount to the ZFOX stock price to account for the restriction resulting from the shares not being registered on a national securities exchange for a six-month period.

The fair value of the purchase consideration liability was calculated as follows (in thousands, except per share data):

	April 21, 2023	April 30, 2023
Purchase consideration shares	8,958,937	8,958,937
Adjusted closing price per share of the Company's Common Stock (ZFOX)	$1.10	$0.80
Fair value of purchase consideration liability	$9,827	$7,166

The Company recorded the change in the fair market value of the purchase consideration liability to change in fair market value of Purchase Consideration Liability on the Condensed Consolidated Statement of Comprehensive Loss.

10: Stockholders' Equity

The authorized capital stock of the Company consists of 1,100,000,000 shares of stock, $0.0001 par value per share, of which 1,000,000,000 shares are designated as Common Stock and 100,000,000 shares are designated as Preferred Stock.

Common Stock

The Company has issued and outstanding 118,663,481 shares of Common Stock as of April 30, 2023. Holders of Common Stock are entitled to one vote for each share.

Dividend Rights

Subject to the preferences that may apply to any shares of the Company's preferred stock outstanding at the time, the holders of Common Stock will be entitled to receive dividends, out of funds legally available for the payment of dividends, if the Board of Directors, in its discretion, authorizes the issuance of dividends. The Company's Board of Directors has not declared any dividends related to Company Common Stock as of April 30, 2023, and through the date these financial statements were available to be issued.

Right to Receive Liquidation Distributions

If the Company becomes subject to a liquidation, dissolution, or winding-up, the assets legally available for distribution to the Company’s stockholders would be distributable ratably among the holders of Common Stock and any participating series of the Company’s preferred stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights and liquidation preferences of any outstanding shares of the Company's preferred stock.

Preferred Stock

The Board of Directors of the Company has not issued any classes or series of preferred stock as of April 30, 2023, and through the date these financial statements were available to be issued.

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

11: Stock-Based Compensation

ZeroFox Holdings, Inc. 2022 Incentive Equity Plan

On August 3, 2022, the Company adopted the 2022 ZeroFox Holdings, Inc. Incentive Equity Plan (the 2022 Plan). The 2022 Plan became effective on the closing of the Business Combination, which also occurred on August 3, 2022. The 2022 Plan provides for the issuance of up to 11,750,135 shares of Common Stock to employees, officers, directors, consultants, and advisors in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (RSUs), dividend equivalents, and other stock or cash-based awards. On November 30, 2022, the Board of Directors approved an increase to the number of shares available for issuance under the 2022 plan, effective January 1, 2023. Pursuant to the terms of the 2022 Plan agreement, the shares available for issuance increased by 5% of the shares of Common Stock issued and outstanding at December 31, 2022, or 5,909,396 shares. As of April 30, 2023, there were 11,546,435 shares of Common Stock available for issuance under the 2022 Plan.

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

ZeroFox Holdings, Inc. Employee Stock Purchase Plan

On August 3, 2022, the Company adopted the ZeroFox Holdings, Inc. 2022 Employee Stock Purchase Plan (ESPP). The ESPP is designed to allow eligible employees of the Company and its subsidiaries to purchase shares of Company Common Stock with their accumulated payroll deductions. As of April 30, 2023, and through the date these financial statements were available to be issued, the Company had not implemented and made available the ESPP to its employees.

Stock Options

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. As the Company did not issue any stock options from the Closing Date of the Business Combination to April 30, 2023, this section describes how any such stock-based awards will be fair valued by the Company when they are issued. This section also describes how the Predecessor valued their stock-based awards.

Expected Volatility

As the Company does not have a significant trading history of the shares of its Common Stock to date, the expected volatility will be based on the average historical stock price volatility of comparable publicly-traded companies in its industry peer group, financial, and market capitalization data. The Predecessor utilized the same estimation approach.

Expected Term

The expected term of the Company’s options represents the period that the stock-based awards are expected to be outstanding. The Predecessor utilized the same estimation approach.

The Company will estimate the expected term of its employee awards using the SAB Topic 14 Simplified Method allowed by the FASB and SEC, for calculating expected term as it has limited historical exercise data to provide a reasonable basis upon which to otherwise estimate expected term. The Predecessor utilized the same estimation approach. Certain of the Predecessor's options began vesting prior to the grant date, in which case the Predecessor used the remaining vesting term at the grant date in the expected term calculation.

Risk-Free Interest Rate

The Company will estimate its risk-free interest rate by using the yield on actively traded non-inflation-indexed U.S. treasury securities with contract maturities equal to the expected term. The Predecessor utilized the same estimation approach.

Dividend Yield

The Company has neither declared nor paid dividends to date and does not anticipate declaring dividends. As such, the dividend yield will be estimated to be zero. The Predecessor utilized the same estimation approach.

Fair Value of Underlying Common Stock

The Company will use the closing price of its Common Stock (ZFOX) on the grant date of the stock-based award to represent the fair value of the underlying Common Stock.

The Predecessor's common stock was not publicly traded. As a result, the Predecessor was required to estimate the fair value of their common stock. The Board of Directors of the Predecessor considered numerous objective and subjective factors to determine the fair value of the Predecessor's common stock at each meeting in which awards are approved. The factors considered included, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the respective Predecessor's common stock; (ii) the prices, rights, preferences, and privileges of the respective Predecessor’s series of Preferred Stock relative to those of its common stock; (iii) the lack of marketability of the Predecessor’s common stock; (iv) actual operating and financial results of the Predecessor; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event for the Predecessor, such as an initial public offering or sale of the Predecessor, given prevailing market conditions; and (vii) precedent transactions involving the Predecessor’s shares.

The Company used the weighted-average assumptions in the table below to estimate the fair value of stock options. There are no values for the Successor as the Successor has not issued any stock options.

	Successor	Predecessor
Assumptions	April 30, 2023	April 30, 2022
Weighted-average risk-free rate	N/A	1.42%
Weighted-average expected term of the option (in years)	N/A	6.11
Weighted-average expected volatility	N/A	38.84%
Weighted-average dividend yield	N/A	0.00%

A summary of option activity is as follows (Aggregate Intrinsic Value in thousands):

Successor	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 31, 2023	7,869,050	$1.5454	5.83	$(4,572)
Granted	—	—
Exercised	(473,346)	0.1696
Cancelled	(175,012)	6.2390
Outstanding as of April 30, 2023	7,220,692	1.5177	5.75	(4,006)
Vested as of April 30, 2023	5,785,441	1.0855	5.23	(709)
Vested and expected to vest as of April 30, 2023	6,718,342	$1.3875	5.60	$(2,852)

Predecessor	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of February 1, 2022	21,715,815	$0.4398	6.54	$41,699
Granted	994,750	2.3600
Exercised	(314,826)	0.2574
Cancelled	(199,253)	1.4631
Outstanding as of April 30, 2022	22,196,486	0.5192	6.68	40,858
Vested as of April 30, 2022	14,011,708	0.2491	5.52	29,577
Vested and expected to vest as of April 30, 2022	19,331,756	$0.4507	6.38	$36,910

The Company did not grant any options during the three month's ended April 30, 2023. The weighted-average grant-date fair value of options granted during the Quarter to Date Predecessor Period was $0.9851. The total intrinsic value of options exercised during the three month's ended April 30, 2023, was $0.4 million. The total intrinsic value of options exercised during the Quarter to Date Predecessor Period was $0.7 million.

RSUs

The fair value of RSUs is based on the closing price of our Common Stock on the date of grant.

The Predecessor did not grant RSUs during the three months ended April 30, 2022. A summary of RSU activity is as follows:

Successor	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2023	2,802,426	$4.64
Granted	4,586,704	$1.80
Vested	—	$—
Cancelled	(124,000)	$4.59
Outstanding as of April 30, 2023	7,265,130	$2.84

RSUs granted under our stock incentive plans generally vest over a period of one to four years. Our outstanding RSUs vest upon the satisfaction of a service-based vesting condition.

Stock-Based Compensation Expense

The Company recognized non-cash, stock-based compensation expense in the accompanying Condensed Consolidated Statements of Comprehensive Loss as follows (in thousands):

	Successor	Predecessor
	Three months ended April 30, 2023	Three months ended April 30, 2022
Cost of revenue - subscription	$7	$9
Cost of revenue - services	6	1
Research and development	168	55
Sales and marketing	233	85
General and administrative	685	224
Total stock-based compensation expense	$1,099	$374

Unrecognized compensation cost related to outstanding stock options totaled $2.7 million as of April 30, 2023, which is expected to be recognized over a weighted-average remaining period of 2.2 years.

Unrecognized compensation cost related to outstanding RSUs totaled $18.2 million as of April 30, 2023, which is expected to be recognized over a weighted-average remaining period of 3.1 years.

12: Income Taxes

For the three months ended April 30, 2023, the benefit from income taxes was $3.1 million. The effective tax rate of 14.58% differs from the statutory rate primarily as result of a change in the valuation allowance related to deductible temporary differences and carryforwards originating during the period, and the impact of state taxes.

For the Quarter to Date Predecessor Period, the provision for income taxes was $0.1 million. The effective tax rate of 0% differs from the statutory rate primarily as result of a change in the valuation allowance related to deductible temporary differences and carryforwards originating during the period.

At April 30, 2023, and January 31, 2023, the Company recorded gross unrecognized tax benefits of approximately $0.8 million, $0.7 million of which, if recognized, would impact the Company's effective tax rate. The Predecessor had no unrecognized tax benefits recorded as of April 30, 2022. Interest and penalties accrued related to uncertain tax positions were $0.1 million and $0.1 million at April 30, 2023, and January 31, 2023, respectively.

13: Related Party Transactions

Baltimore Headquarters Lease

The Company leases office space in Baltimore, Maryland. The lessor is owned and operated by the Company’s chief executive officer. The lease expired on February 28, 2023, and the Company continued to lease the facility on a month-to-month basis. On April 21, 2023, the lease agreement was amended to extend the lease for an additional three-year term through February 28, 2026.

The Company incurred rent expense of $0.1 million during the three months ended April 30, 2023, and the Predecessor incurred rent expense of $0.1 million during the three months ended April 30, 2022. As of April 30, 2023, and January 31, 2023, the Company had leasehold improvements of $0.1 million, net of accumulated depreciation of $0.1 million. The lessor holds a $0.1 million security deposit that is refundable at the end of the lease term.

Cyveillance Acquisition Sublease and Transition Support Agreement

As part of the consideration for the Cyveillance Acquisition, the Predecessor issued Predecessor Series E redeemable convertible preferred stock to LookingGlass. As a result, LookingGlass is a related party of the Predecessor. Through the conversion of Predecessor stock to Common Stock of the Company as part of the Business Combination, LookingGlass was a related party of the Company. The Company acquired the remaining portion of the LookingGlass business on April 21, 2023. Effective September 30, 2020, as part of the Cyveillance Acquisition, the Predecessor entered into a sublease agreement with LookingGlass for office space in Reston, Virginia. The Predecessor incurred rent expense of $0.1 million during the three months ended April 30, 2022. The initial term of the sublease ended on July 31, 2022, and the Predecessor elected not to renew. The Predecessor and LookingGlass also entered into a transition support agreement. The agreement stipulates that the Predecessor will reimburse LookingGlass for services performed as part of the transition. For the three months ended April 30, 2022, the Predecessor did not incur any expense under the transition support agreement. The transition support agreement expired on July 31, 2022.

14: Commitments and Contingencies

Sales and Other Taxes

The Company’s cloud solutions and services are subject to sales and other taxes in certain jurisdictions where the Company does business. The Company bills sales and other taxes to customers and remits these to the respective government authorities. Taxing jurisdictions have differing rules and regulations, which are subject to varying interpretations that may change over time. There may be assessments for sales tax jurisdictions in which the Company has not accrued a sales tax liability. The Company has been unable to assess the probability, or estimate the amount, of this exposure. There were no pending reviews as of April 30, 2023.

Prior to January 1, 2022, IDX did not collect U.S. sales and use tax from its customers for its services. During 2020, IDX engaged an external tax consultant to perform a full U.S. sales tax nexus study and analysis. IDX accrued and reflected historical liabilities in its financial statements and was filing Voluntary Disclosure Agreements (VDA) in relevant U.S. jurisdictions. Beginning January 1, 2022, IDX began collecting, reporting, and remitting appropriate U.S. sales tax from its customers in all applicable jurisdictions. As of April 30, 2023, the Company recorded an accrual of $1.3 million for IDX sales and use taxes that were not remitted prior to January 31, 2022.

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

The Company maintains a separate defined contribution 401(k) plan, whereby legacy IDX employees meeting certain requirements are eligible to participate. Eligible participants may contribute a portion of their compensation to the plan and the Company may make matching contributions. The Company may make discretionary contributions to the plan at its option. The Company contributed $0.1 million to the plan during the three months ended April 30, 2023.

General Litigation

In the ordinary course of business, the Company is involved in various disputes. In the opinion of management, the amount of liability, if any, resulting from the final resolution of these matters will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. The Company was not involved in any pending litigation as of April 30, 2023.

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

Purchase Commitments

The Company has a non-cancelable purchase commitment of $10.8 million related to two months of outsourced credit monitoring services provided to the Company’s largest customer as of April 30, 2023. The dollar amount and length of this commitment is determined by the customer’s exercise of annual option periods.

Index to Financial Statements

ID Experts Holdings, Inc.

ID Experts Holdings, Inc. and Subsidiary

Condensed Consolidated Statement of Income (Unaudited)

(in thousands, except share data)	Three Months Ended March 31, 2022

Revenue (1)	$27,474
Cost of revenue (1)	21,265

Gross profit	6,209

Operating expenses
Research and development	1,450
Sales and marketing (1)	1,896
General and administrative (1)	2,823
Total operating expenses	6,169

Income from operations	40

Other expense
Interest expense, net	120
Other expense (1)	272
Total other expense	392
Loss before income taxes	(352)

Income tax benefit	(94)

Net loss after tax	$(258)

Net loss attributable to common stockholders, basic and diluted	$(258)
Net loss per share attributable to common stockholders, basic and diluted	$(0.02)
Weighted-average shares used in computation of net loss per share attributable to common stockholders, basic and diluted:	12,656,363

(1) See Note 9 for amounts attributable to related parties included in these line items.

See notes to condensed consolidated financial statements

ID Experts Holdings, Inc. and Subsidiary

Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Deficit (Unaudited)

	Preferred Stock
	Series A-1		Series A-2				Additional
(in thousands, except for share data)	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2021	5,882,350	$10,000	26,069,330	$54,902	11,671,845	$1	$-	$(70,235)	$(70,234)
Preferred stock issued	—	—	124,994	264	—	—	—	—	—
Common stock issued	—	—	—	—	1,001,822	—	2	—	2
Stock-based compensation expense	—	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	—	(258)	(258)
Balance—March 31, 2022	5,882,350	$10,000	26,194,324	$55,166	12,673,667	$1	$8	$(70,493)	$(70,484)
See notes to condensed consolidated financial statements.

ID Experts Holdings, Inc. and Subsidiary

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)	Three Months Ended March 31, 2022

Cash flows from operating activities:
Net loss	$(258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20
Amortization of debt issuance cost	1
Stock-based compensation	6
Gain on warrant exercised	(8)
Change in fair value of debt	279
Deferred tax expense	85
Provision for doubtful accounts	(97)
Changes in operating assets and liabilities:
Accounts receivable	(1,125)
Deferred contract acquisition costs	(30)
Prepaid expenses and other assets	(426)
Accounts payable	184
Accrued compensation, accrued expenses, and other current liabilities	(794)
Deferred revenue	(92)
Net cash used in operating activities	(2,255)

Cash flows from investing activities:
Purchases of property and equipment	(36)
Net cash used in investing activities	(36)

Cash flows from financing activities:
Exercise of stock options	2
Net cash provided by financing activities	2

Net decrease in cash, cash equivalents, and restricted cash	(2,289)

Cash, cash equivalents, and restricted cash, beginning of period	17,986

Cash, cash equivalents, and restricted cash, end of period	$15,697

Supplemental Cash Flow Information:
Cash paid for interest	$117
Non-cash financing and investing activities:
Increase in redeemable convertible preferred stock	$(264)
Decrease in accrued expense	272
Increase in retained earnings	(8)

See notes to condensed consolidated financial statements

ID Experts Holdings, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements (unaudited)

1: Organization and Description of Business

ID Experts Holdings, Inc. and subsidiary (the “Company”) believes it has a leading position in the United States by revenues as a provider of data breach response services, and associated identity and privacy protection services, to both government and commercial entities. The Company's data breach solutions include prevention, detection, forensic services, notification, and recovery assistance. The Company's membership subscriptions include credit and non-credit monitoring, prevention tools, and unlimited recovery assistance. ID Experts Holdings, Inc. was incorporated in the State of Delaware in 2016 at which time Identity Theft Guard Solutions, Inc., the primary operating entity, became the wholly owned subsidiary of ID Experts Holdings, Inc. in 2016 during its recapitalization. The Company serves clients throughout the United States of America and its headquarters are in Portland, Oregon.

On December 15, 2021, the Company’s board of directors approved a business combination agreement, which was entered into as of December 17, 2021 and announced publicly on December 20, 2021. The business combination agreement details a transaction where the Company is to be merged with ZeroFox, Inc. (“ZeroFox”) and L&F Acquisition Corp., a special purpose acquisition corporation (SPAC) and a publicly traded company. As noted in Note 2b., the transaction will be accounted for in one of two ways. In each scenario, the Company is expected to be the legal and accounting acquiree. The transaction, which is expected to close in mid-2022, is subject to regulatory approvals and customary closing conditions.

2: Summary of Significant Accounting Policies

a. Basis of Presentation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) set forth by the Financial Accounting Standards Board (FASB). References to U.S. GAAP issued by the FASB in these notes to the consolidated financial statements are to the FASB Accounting Standards Codification (ASC).

b. Emerging Growth Company Status

The Company is an “emerging growth company,” (“EGC”) as defined in the Jumpstart Our Business Startups Act, (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act and has elected to use the extended transition period for complying with new or revised accounting standards. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company Financial Accounting Standards Board (“FASB”) standards’ effective dates.

The Company is in the process of merging with a publicly traded Special Purpose Acquisition Company (a “SPAC”), which will be accounted for in one of two ways depending on the redemption elections of the SPAC shareholder; (1) assuming minimum redemption, the merger will be accounted for as a reverse recapitalization in accordance with U.S. GAAP or (2) assuming maximum redemption, ZeroFox will be considered a variable interest entity and the merger will be accounted for as an acquisition by the SPAC of ZeroFox in accordance with U.S. GAAP. Refer to Note 1 for more information regarding the transaction. If the transaction were to be consummated, the surviving company will remain an emerging growth company until the earliest of (i) the last day of the surviving company’s first fiscal year following the fifth anniversary of the completion of the SPAC’s initial public offering, (ii) the last day of the fiscal year in which the surviving company has total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which the surviving company is deemed to be a large accelerated filer, which means the market value of the surviving company’s common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th or (iv) the date on which the surviving company’s has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

c. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation.

d. Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses reported during the period. Such estimates include assumptions used in the allocation of revenue, long-lived assets, liabilities, depreciable lives of assets, stock-based compensation, and deferred income taxes. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

e. Cash and Cash Equivalents

Cash and cash equivalents consist of business checking accounts. The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company generally places its cash and cash equivalents with major financial institutions deemed to be of high-credit-quality in order to limit its credit exposure. The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insurance limits. Cash and cash equivalents are carried at cost, which, due to their short-term nature, approximate fair value.

f. Revenue Recognition

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised products or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for those products or services. To achieve the core principle of this standard, the Company applies the following five steps:

a)
Identify Contracts with Customers,
b)
Identify the Performance Obligations in the Contract,
c)
Determine the Transaction Price,
d)
Allocate the Transaction Price to Performance Obligations in the Contract, and
e)
Recognize Revenue When or As Performance Obligations are Satisfied.

For arrangements with multiple performance obligations, the Company allocates total consideration to each performance obligation on a relative fair value basis based on management’s estimate of stand-alone selling price (SSP).

The following table illustrates the timing of the Company’s revenue recognition:

Three Months Ended March 31, 2022
Breach - point in time	10.9%
Breach - over time	85.1%
Membership services - over time	4.0%

As discussed in Note 7, all revenue was recognized over time prior to the adoption of ASC 606.

Breach Services

The Company’s breach services revenue consists of contracts with various combinations of notification, project management, communication services, and ongoing identity protection services. Performance periods generally range from one to three years. Payment terms are generally between thirty and sixty days. Contracts generally do not contain significant financing components. The pricing for the Company’s breach services contracts is structured as either fixed price or variable price. In fixed price contracts, a fixed total price or fixed per-impacted-individual price is charged for the total combination of services. For variable price breach services contracts, the breach communications component, which includes notifications and call center, is charged at a fixed total fee and ongoing identity protection services are charged as incurred using a fixed price per enrollment. Fixed fees are generally billed at the time the statement of work is executed and are due upon receipt. Large, fixed-fee contracts are typically billed 50% upfront and due upon receipt with the remaining 50% invoiced 30 days later with net 30 terms. For variable price contracts the charges for identity protection services are billed monthly for the prior month and are due net 30.

Membership Services

The Company provides membership services through its employer groups and strategic partners as well as directly to end-users through its website. Membership services consist of multiple, bundled identity and privacy product offerings and provide members with ongoing identity protection services. For membership services, revenue is recognized ratably over the service period. Performance periods are generally one year. Payments from employer groups and strategic partners are generally collected monthly. Payments from end-users are collected up front.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. No losses on uncompleted contracts were recognized for the three months ended March 31, 2022.

Significant Judgments

Significant judgments and estimates are required under ASC 606. Due to the complexity of certain contracts, the actual revenue recognition treatment required under ASC 606 for the Company’s arrangements may be dependent on contract-specific terms and may vary in some instances. The Company’s contracts with customers often include promises to transfer multiple services including project management services, notification services, call center services, and identity protection services. Determining whether services are distinct performance obligations that should be accounted for separately requires significant judgment.

The Company is required to estimate the total consideration expected to be received from contracts with customers, including any variable consideration. Once the estimated transaction price is established, amounts are allocated to performance obligations on a relative SSP basis. The Company’s breach business derives revenue from two main performance obligations: (i) notification and (ii) combined call center and monitoring services, described further in Note 7.

At contract inception, the Company assesses the products and services promised in the contract to identify each performance obligation and evaluates whether the performance obligations are capable of being distinct and are distinct within the context of the contract. Performance obligations that are not both capable of being distinct and are distinct within the context of the contract are combined and treated as a single performance obligation in determining the allocation and recognition of revenue. Determining whether products and services are considered distinct performance obligations requires significant judgment. In determining whether products and services are considered distinct performance obligations, the Company assesses whether the customer can benefit from the products and services on their own or together with other readily available resources and whether our promise to transfer the product or service to the customer is separately identifiable from other promises in the contract.

Judgment is required to determine the SSP for each distinct performance obligation. The Company rarely sells its individual breach services on a standalone basis and accordingly, the Company is required to estimate the range of SSPs for each performance obligation. In instances where the SSP is not directly observable because the Company does not sell the service separately, the Company reviews information that includes historical discounting practices, market conditions, cost-plus analysis, and other observable inputs to determine an appropriate SSP. The Company typically has more than one SSP for individual performance obligations due to the stratification of those items by classes of customers, size of breach, and other circumstances. In these instances, the Company may use other available information such as service inclusions or exclusions, customizations to notifications, or varying lengths of call center or identity protection services in determining the SSP.

If a group of agreements are so closely related to each other that they are in effect part of a single arrangement, such agreements are deemed to be one arrangement for revenue recognition purposes. The Company exercises judgment to evaluate the relevant facts and circumstances in determining whether the separate agreements should be accounted for separately or as, in substance, a single arrangement. The Company’s judgments about whether a group of contracts comprises a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of the Company’s operations for the periods presented.

The Company has not experienced significant refunds to customers. The Company’s estimates related to revenue recognition may require significant judgment and the change in these estimates could have an effect on the Company’s results of operations during the periods involved.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on the Consolidated Balance Sheets. The Company records a contract asset when revenue is recognized prior to invoicing and records a deferred revenue liability when revenue is expected to be recognized after invoicing. For the Company’s breach services agreements, customers are typically invoiced at the beginning of the arrangement for the entire contract. When the breach agreement includes variable components related to as-incurred identity protection services, customers are invoiced monthly for the duration of the enrollment or call center period.

Unbilled accounts receivable, which consists of services billed one month in arrears, was $7.1 million as of March 31, 2022. These unbilled amounts are included in accounts receivable as the Company has the unconditional right to receive this consideration.

Contract assets are presented as other receivables within the Consolidated Balance Sheets and primarily relate to the Company’s rights to consideration for work completed but not billed on service contracts. Contract assets are transferred to receivables when the Company invoices the customer. Contract liabilities are presented as deferred revenue and relate to payments received for services that are yet to be recognized in revenue.

During the three months ended March 31, 2022, the Company recognized $2.5 million of revenue that was included in deferred revenue at the end of the preceding year. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 69% of its March 31, 2022, deferred revenue balance in the remaining three quarters of 2022, 11% in the three months ended March 31, 2023, and the remainder thereafter.

In instances where the timing of revenue recognition differs from that of invoicing, the Company has determined that its contracts do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company's services and not to facilitate financing arrangements.

Government Contracts

The Company evaluates arrangements with governmental entities containing fiscal funding or termination for convenience provisions, when such provisions are required by law, to determine the probability of possible cancellation. The Company considers multiple factors including the history with the customer in similar transactions and the budgeting and approval processes undertaken by the governmental entity. If the Company determines upon execution of these arrangements that the likelihood of cancellation is remote, it then recognizes revenue for such arrangements once all relevant criteria have been met. If such a determination cannot be made, revenue is recognized upon the earlier of cash receipt or approval of the applicable funding provision by the governmental entity for such arrangements.

g. Contract Costs

The Company capitalizes costs to obtain a contract or fulfill a contract. These costs are recorded as deferred contract acquisitions costs on the Consolidated Balance Sheets. Costs to obtain a contract for a new customer are amortized on a straight-line basis over the estimated period of benefit. The Company determined the estimated period of benefit by taking into consideration the contractual term. The Company periodically reviews the carrying amount of the capitalized contract costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit. Amortization expense associated with costs to fulfill a contract is recorded to cost of services on the Consolidated Statements of Income. Amortization expense associated with costs to obtain a contract (sales commissions) is recorded to sales and marketing expense on the Consolidated Statements of Income.

h. Cost of Services

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

i. Research and Development

Research and development expenses primarily consist of personnel costs and contractor fees related to the bundling of other third-party software products that are offered as one combined package within the Company’s product offerings. Personnel costs include salaries, bonuses, stock-based compensation, employer-paid payroll taxes, and an allocation of our facilities, benefits, and internal IT costs. Research and development costs are expensed as incurred.

j. Debt Issuance Costs

Fees paid to lenders and service providers in connection with the origination of debt are capitalized as debt issuance costs and presented as a direct deduction from the carrying value of the associated debt liability. As of March 31, 2022, the debt issuance costs presented on the consolidated balance sheet as a reduction to debt was $0.01 million.

k. Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $0.3 million for the three months ended March 31, 2022.

l. Stock-Based Compensation

The Company grants stock options to purchase common stock to employees with exercise prices equal to the fair market value of the underlying stock as determined by the Board of Directors and management. The Board of Directors, with the assistance of outside valuation experts, determines the fair value of the underlying stock by considering several factors including historical and projected financial results, the risks the Company faced on the grant date, the preferences of the Company’s debt holders and preferred stockholders, and the lack of liquidity of the Company’s common stock.

The fair value of each stock option award is estimated using the Black-Scholes-Merton valuation model. Such value is recognized as expense over the requisite service period using the straight-line method, net of forfeitures as they occur.

Excess tax benefits of awards that relate to stock option exercises are reflected as operating cash inflows. Stock-based compensation expense recognized in the Company’s consolidated financial statements for options amounted to $0.01 million for the three months ended March 31, 2022.

m. Earnings (Loss) per Share

Series A-1 and A-2 Preferred Stock are participating securities due to their rights to receive dividends. The Company calculates EPS under the two-class method. In the two-class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities. The allocation between common stock and participating securities is based upon the rights to dividends for the two types of securities.

For periods of net income and when the effects are not anti-dilutive, the Company calculates diluted earnings per share by dividing net income available to common shareholders by the weighted average number of common shares plus the weighted average number of common shares assuming the conversion of the Company’s convertible notes, as well as the impact of all potentially dilutive common shares. Potentially dilutive common shares consist primarily of common stock options using the treasury stock method. For periods of net loss, shares used in the diluted earnings (loss) per share calculation equals the amount of shares in the basic EPS calculation as including potentially dilutive shares would be anti-dilutive.

n. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash balances and trade accounts receivable. The Company maintains cash balances at two financial institutions. The balances, at times, exceed federally insured limits. As of March 31, 2022, balances exceeded federally insured limits by $15.7 million. The Company has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk from cash. Concentrations of credit with respect to accounts receivables are generally limited due to the large number of customers, outside the U.S. Government, comprising the Company's customer base and their dispersion across different industries.

The Company generated 75% of its revenue in for the three months ended March 31, 2022, from the U.S. Government, who generally pays invoices in less than thirty days and is deemed to be a low credit risk. On March 31, 2022, accounts receivables from the U.S. Government made up 62% of the Company’s outstanding accounts receivables.

o. Income Taxes

The Company provides for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax effect of differences between recorded assets and liabilities and their respective tax basis along with operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the rate change becomes effective. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained in the event of a tax audit. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in income tax expense, $0.1 million in penalties and interest have been accrued to expense as of March 31, 2022, and are discussed further in Note 11.

Deferred tax assets are reduced by a valuation allowance when in management’s opinion it is more likely than not that some portion or all the deferred tax assets will not be realized. The Company considers the future reversal of existing taxable temporary differences, taxable income in prior carryback years, projected future taxable income, and tax planning strategies in making this assessment. The Company’s valuation allowance is based on all available positive and negative evidence, including its recent financial operations, evaluation of positive and negative evidence with respect to certain specific deferred tax assets (including evaluating sources of future taxable income) to support the realization of the deferred tax assets.

The Company's income tax returns are generally subject to examination by taxing authorities for a period of three years from the date they are filed. Tax authorities may have the ability to review and adjust net operating loss or tax credit carryforwards that were generated prior to these periods if utilized in an open tax year. As of March 31, 2022, the Company’s income tax returns for the years ended December 31, 2016 through 2021 are subject to examination by the Internal Revenue Service and applicable state and local taxing authorities.

p. Sales and Use Taxes

The Company collects sales tax in various jurisdictions. Upon collection from customers, it records the amount as a payable to the related jurisdiction. On a periodic basis, it files a sales tax return with the jurisdictions and remits the amounts indicated on the return.

q. Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker, the chief executive officer, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company views its operations and manages its business as one operating segment. All revenue has been generated and all assets are held in the United States.

r. Deferred Rent and Lease Incentives

Rent expense and lease incentives from the Company’s operating leases are recognized on a straight-line basis over the lease term. The Company’s operating lease includes rent escalation payment terms and a rent-free period. Deferred rent represents the difference between actual operating lease payments and straight-line rent expense over the term of the lease.

s. Standards Issued and Adopted

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

t. Standards Issued but Not Yet Effective

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

3: Revenue from Contracts with Customers

Performance Obligations

The Company’s primary performance obligations under breach services contracts are notification services and combined call center and monitoring services. These were determined by reviewing all of the services provided within the Company’s contracts and establishing whether each service is capable of being distinct and capable of being distinct within the context of the contract. With each performance obligation, the customer can benefit from the service either on its own or together with other resources readily available and it is separately identifiable from other promises in the contract.

The following table summarizes breach revenue from contracts with customers for the years ended March 31, 2022 (in thousands):

Three Months Ended March 31, 2022
Notification services	$2,985
Call center and monitoring services	23,382
Total breach services	$26,367

Notification Services

The Company’s notification and mailing services include project management, postage, and setup costs to develop notification templates that will be printed and mailed to the customer’s impacted population. These notifications are typically printed by the Company’s third-party printers and mailed via USPS. The Company recognizes revenue for notification services upfront upon the date that the notifications are mailed, which typically coincides with the call center start date. The Company is deemed to be the principal in these transactions as it is primarily responsible for fulfilling the obligation, has full discretion in price setting, and controls the notification services before the resulting notifications are transferred to the customer.

Call Center and Identity Protection Services

Call center services consist of fees charged to setup an incident-specific call center and website for the population of impacted individuals. The call center component of The Company’s services serves as a facilitation of its identity protection services and revenue is recognized ratably over the term of the arrangement, which typically lasts for 15 months total (3 months for the call center/enrollment period plus 12 months of identity protection services). Identity Protection services consist of fees charged to continually monitor individuals’ credit and identity. Additional services are bundled with identity protection services such as non-credit reporting, alerts, and insurance. The Company typically invoices for these services upfront for fixed price contracts. For variable price contracts, the Company typically invoices the call center services upfront and the notification services and identity protection services on a monthly basis, as incurred, over the enrollment period. The timing and content of billings may vary based on individual contracts, but such variances usually only occur with the largest breach contracts.

Membership Services

For the three months ended March 31, 2022, revenue from consumer membership services was 4.0% of total revenue. For the three months ended March 31, 2022, no single consumer membership services customer exceeded 10% of total revenue.

Timing of Revenue Recognition

As a result of the adoption of the new revenue recognition guidance, the timing of recognition of certain performance obligations has changed. For example, most breach services contracts contain distinct performance obligations and now have a portion of revenue recognized up front, whereas these arrangements were previously recognized over time. In addition, allocating the transaction price on a relative SSP basis under the new guidance has generally resulted in an acceleration of revenue of point-in-time performance obligations.

Contract Costs

During the three months ended March 31, 2022, the Company recognized $2.6 million of amortization expense of capitalized contract costs. Contract costs include fulfillment costs and costs to obtain contracts. There were no impairment losses recognized for the three months ended March 31, 2022.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of March 31, 2022, the Company had $30.2 million of remaining performance obligations. The approximate percentages expected to be recognized as revenue in the future are as follows (in thousands, except percentages):

	0-12 Months	13-24 Months	Over 24 Months	Total Remaining Performance Obligations
Breach services	94%	4%	2%	$29,656
Consumer membership services	100%	0%	0%	591
Total	94%	4%	2%	$30,247

4: Redeemable Convertible Preferred Stock

Series A-1 Redeemable Convertible Preferred Stock

On July 29, 2016, the Company’s board of directors approved the issuance of up to 6,000,000 shares of Series A-1 preferred stock, par value $0.0001. The original issuance price of the Series A-1 preferred stock was $0.85. Series A-1 preferred stock is recorded at the maximum redemption value per the agreement in redeemable convertible preferred stock on the consolidated balance sheet.

Dividends

If a dividend is declared on common stock, the stockholders of Series A-1 preferred stock are entitled to receive an amount equal to the dividend they would receive if the shares were converted to common stock. If a dividend is declared on a class of shares that is not convertible to common stock, the convertible preferred stockholders receive an amount determined by (A) dividing the amount of the dividend payable on each class of stock by the original price of such class and (B) multiplying the faction by the original issue price of the convertible preferred stock. The convertible preferred stockholders must receive their pro-rata dividends before or concurrent with any dividend payable to common stockholders. No dividends have been approved or declared by the board of directors related to the Company’s Series A-1 preferred stock.

Liquidation

In a liquidation event, excluding a public offering, stockholders of the Series A-1 preferred stock shall receive any declared and unpaid dividends, plus the higher of a liquidation preference of $0.85 per share, or the value the stockholders would receive if shares were converted to common stock and Series B preferred stock.

Redemption

The Series A-1 preferred stock is redeemable at the option of the stockholders seven years after original issuance, which is outside of the Company’s control, and therefore, is classified as temporary equity in the consolidated balance sheets. The redemption price is the higher of the fair market value of the shares upon conversion to common stock or the original issuance price plus any declared and unpaid dividends. The fair market value of the shares shall not exceed any amount which is greater than two times (2x) the original issue price.

Conversion

Stockholders may convert their preferred shares into an equal quantity of common stock and Series B preferred stock at their election. In the event of a Qualified IPO, which is defined in the Company’s amended and restated certificate of incorporation as upon the closing of the sale of shares of common stock to the public at a price of $2.6325 per share, resulting in at least $50.0 million in gross proceeds, the Series A-1 preferred stock automatically convert to common stock and Series B preferred stock.

Voting

Stockholders of Series A-1 preferred stock are entitled to cast the number of votes equal to the number of whole shares of common stock their preferred shares would convert into as of the record date.

Series A-2 Redeemable Convertible Preferred Stock

On July 29, 2016, the Company’s board of directors approved the issuance of up to 27,000,000 of Series A-2 preferred stock, par value $0.0001. The original issuance price of the Series A-2 preferred stock was $1.053. Series A-2 preferred stock is recorded at the maximum redemption value per the agreement in redeemable convertible preferred stock on the consolidated balance sheet.

Dividends

If a dividend is declared on common stock, the stockholders of Series A-2 preferred stock are entitled to receive an amount equal to the dividend they would receive if the shares were converted to common stock. If a dividend is declared on a class of shares that is not convertible to common stock, the convertible preferred stockholders receive an amount determined by (A) dividing the amount of the dividend payable on each class of share by the original price of such class and (B) multiplying the faction by the original issue price of the convertible preferred stock. The convertible preferred stockholders must receive their pro-rata dividends before or concurrent with any dividend payable to the common stockholders. No dividends have been approved or declared by board of directors related to the Company’s convertible Preferred A-2 stock.

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

Conversion

Stockholders may convert their preferred shares into an equal quantity of common stock and Series B preferred stock at their election. In the event of a Qualified IPO, which is defined in IDX’s amended and restated certificate of incorporation as upon the closing of the sale of shares of common stock to the public at a price of $2.6325 per share, resulting in at least $50.0 million in gross proceeds, the Series A-2 preferred stock automatically convert to common and Series B preferred stock.

Voting

Holders of Series A-2 preferred stock are entitled to cast the number of votes equal to the number of whole shares of common stock their preferred shares would convert into as of the record date.

5: Stockholders’ Deficit

Series B Preferred Stock

On July 29, 2016, IDX’s Board of Directors approved the issuance of up to 33,000,000 shares of Series B preferred stock with a par value of $0.0001. Stockholders of Series B preferred stock are not entitled to vote and do not have preferential dividend rights.

In the event of a liquidation event, excluding a public offering, Stockholders of Series B preferred stock receive, following all preferential distributions made to Series A-1 preferred stock and Series A-2 preferred stock, any declared and unpaid dividends and a liquidation preference of $0.361 per share. As of March 31, 2022, no Series B preferred stock was outstanding.

Common Stock

As of March 31, 2022, the Company had authorized 53,000,000 shares of common stock with a par value of $0.0001. Stockholders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to stockholders of the Company’s preferred stock.

Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company.

No dividends have been approved or declared by board of directors related to the Company’s common stock.

6: Income Taxes

The income before income taxes is solely from domestic sources.

The provision for income taxes for the three months ended March 31, 2022, are as follows (in thousands):

Three Months Ended March 31, 2022
Income tax benefit from continuing operations	$94
Loss from continuing operations before income taxes	$352
Total current tax expense	26.7%

The effective tax rate for the three months ended March 31, 2022 differs from the statutory rate due to non-deductible expenses and the impact of state taxes.

The ending balance for the unrecognized tax benefits for uncertain tax positions was approximately $0.8 million as of March 31, 2022. Penalties and interest of $0.1 million have been accrued to expense as of March 31, 2022, respectively. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

As of March 31, 2022, the Company is not currently under examination by tax authorities.

7: Stock Incentive Plan

In August 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”) in which incentive equity awards were authorized to be issued to key employees, officers, directors, and consultants of the Company. Under the terms of the 2016 Plan a maximum of 6,287,732 shares of common stock are available for issuance. The Company may grant shares of common stock in the form of incentive stock options, nonqualified stock options, restricted stock grants, non-restricted stock grants or restricted stock units. Options granted under the 2016 Plan have a term of ten years and vest over a period of up to 48 months, subject to modification by the Board of Directors. The exercise price of the options may not be granted at a price less than 100% of the fair value of the common stock on the date of grant. In August 2017, the Company terminated the 2016 Plan and all shares available for issuance were rolled into the 2017 Plan. As of March 31, 2022, there were 275,000 awards outstanding and no shares available for issuance under the 2016 Plan.

In August 2017, the Company adopted the 2017 Equity Incentive Plan (the “2017 Plan”) in which incentive equity awards were authorized to be issued to key employees, officers, directors, and consultants of the Company. Under the terms of the 2017 Plan a maximum of 8,785,330 shares of common stock are available for issuance and future cancellations and forfeitures from the 2016 Plan role into the available pool automatically. The Company may grant shares of common stock in the form of incentive stock options, nonqualified stock options, restricted stock grants, non-restricted stock grants or restricted stock units. Options granted under the 2017 Plan have a term of ten years and vest over a period of up to 60 months, subject to modification by the Board of Directors. The exercise price of the options may not be granted at a price less than 100% of the fair value of the common stock on the date of grant. As of March 31, 2022, there were 2,557,634 awards outstanding and 296,429 shares available for issuance under the 2017 Plan.

Stock based compensation expense of $0.01 million for stock options was recorded in general and administrative expenses in the accompanying consolidated statement of income for the three months ending March 31, 2022. At March 31 2022, there was $0.1 million of total compensation expense related to stock-based awards granted under the plans that will be recognized from the remaining quarters in 2022 through 2026. The compensation expense of $0.1 million is expected to be recognized over a weighted average period of 3.34 years.

The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average grant date fair value of options granted during the three months ended March 31, 2022, was $0.05. The Company uses a simplified method to estimate the expected term of the options. The Company utilizes a divided yield rate of 0% as it does not expect to issue dividends. Since the Company’s shares are not publicly traded, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. The weighted average assumptions for the three months ended March 31, 2022, grants are as follows:

Assumptions	Three Months Ended March 31, 2022
Weighted-average risk-free rate	1.94%
Weighted-average expected term of the option (in years)	7.00
Weighted-average expected volatility	33.00%
Weighted-average dividend yield	0.00%

Stock option activity during the three months ended March 31, 2022, is as follows:

(Aggregate Intrinsic Value in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	2,843,372	$0.14	7.3	$5,768
Granted	52,500	$2.17
Exercised	(21,362)	$0.05
Cancelled	(41,876)	$0.41
Outstanding as of March 31, 2022	2,832,634	$0.15	7.1	$7,021
Vested as of March 31, 2022	1,634,431	$0.16	6.1	$3,995

The weighted average grant date fair value of options exercised during the three months ended March 31, 2022, was $2.17. The intrinsic value of options exercised during the three months ended March 31, 2022, $0.1 million. The fair value of shares vested during the three months ended March 31, 2022, was $0.5 million.

8: Earnings (Loss) per Share

Earnings Per Share (“EPS”) is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. Series A-1 and A-2 Preferred Stock are entitled to receive nonforfeitable dividends equivalent to the dividends paid to the holders of Common Stock; the preferred shares meet the definition of participating securities. The following tables present the calculations of basic and diluted EPS for the three months ended March 31, 2022 (in thousands, except per share data):

January 1, 2022, to March 31, 2022
Net loss applicable to common equity	$(258)
Less: deemed dividend to preferred shareholders	—
Net loss applicable to common stockholders	$(258)

Total weighted-average common shares outstanding	12,656,363
Net loss per share, basic and diluted	$(0.02)

Certain classifications of equity awards were excluded from the computation of dilutive EPS because inclusion of these awards would have had an anti-dilutive effect. The following table reflects the awards excluded:

January 1, 2022, to March 31, 2022
Employee stock options	2,469,594
Conversion of preferred shares	32,139,180

9: Related Party Transactions

The Company has a convertible debt loan due to several stockholders. The Company did not pay any loan fees or interest on the convertible debt loan to its stockholders for the three months ended March 31, 2022.

Additionally, the Company recognized $0.3 million in revenue from contracts with affiliates of minority stockholders and recognized $0.1 million in expense from contracts with affiliates of majority stockholders during the three months ended March 31, 2022. For the three months ended March 31, 2022, expense of $0.1 million was recorded in cost of services in the condensed consolidated statement of income.

10. Commitments and Contingencies

From time to time, the Company may become involved in routine litigation arising in the ordinary course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome of such matters is not likely to have a material effect on the Company’s financial position or results of operations or cash flows.

The Company has entered a non-cancelable purchase commitment of $16.2 million related to three months of outsourced credit monitoring services provided to the Company’s largest customer as of March 31, 2022. This commitment amount and length is determined by the customer’s exercise of annual option periods.

11. Subsequent Events

IDX has evaluated subsequent events through the date these financial statements were available to be issued and concluded that there are no material subsequent events which would require adjustment to or disclosure in the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements. Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to ‘‘ZeroFox,’’ ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ and other similar terms refer to ZeroFox Holdings, Inc. and its consolidated subsidiaries.

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

Recent Acquisitions

On April 21, 2023, we completed the acquisition of Lookingglass Cyber Solutions, Inc. (LookingGlass). The successful completion of the acquisition combined the innovative platforms of ZeroFox and LookingGlass, enabling our customers to build a robust security posture by providing world-class visibility into external attack surface assets and vulnerabilities.

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

Subscription Customers

We believe that the size of our customer base is an indicator of our market adoption and that our net new customer additions are an indicator of the growth of our business. We focus our sales and marketing efforts on large enterprises and medium-sized businesses. We define a subscription customer as any entity that has entered into a distinct agreement for access to our Platform for which the term has not ended or with which we are continuing to provide service and negotiating a renewal contract that expired within 90 days of the applicable measurement date. We do not consider our channel partners as subscription customers, and we treat managed service security providers, who may purchase our products on behalf of multiple companies, as a single subscription customer. As of April 30, 2023, the Company had 1,251 subscription customers in 56 countries.

Annual Recurring Revenue ("ARR")

We believe that ARR is a key operating metric to measure our business as changes in ARR reflect our ability to acquire net new customers and to maintain, retain, and expand our relationships with our existing customers. We define ARR as the annualized contract value of all recurring revenue related to contracts in place at the end of the reporting date assuming any contract is renewed on its existing terms. We continue to include ARR from customers whose term has expired within 90 days of the applicable measurement date for which we are actively negotiating renewal. As of April 30, 2023, the Company had an ARR of $178.4 million.

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

Interest Expense, net

Interest expense consists primarily of contractual interest expense, as well as amortization of debt discount and issuance costs related to our term loans and our Convertible Notes issued on August 3, 2022.

Change in fair value of purchase consideration liability

Purchase consideration liability consists of the fair value of the purchase consideration not yet finalized in the acquisition of LookingGlass. The change in the fair value of the purchase consideration liability is primarily driven by changes in the Company's public trading price.

Change in fair value of warrant liability

Warrant liability consists of the fair value of the Company's outstanding warrants issued to various holders. The change in the fair value of the warrant liability is primarily driven by changes in the Company's public trading price.

Change in fair value of sponsor earnout shares liability

Sponsor earnout shares liability consists of the fair value of the potentially issuable sponsor earnout shares. The change in the fair value of the sponsor earnout shares liability is primarily driven by changes in the Company's public trading price.

Other Income (Expense), Net

Other income (expense), net consists primarily of unrealized and realized gains and losses related to changes in foreign currency exchange rates.

(Benefit from) Provision for Income Taxes

(Benefit from) provision for income taxes consists primarily of pre-tax losses and the reduction of deferred tax liabilities associated with the amortization of intangible assets with no tax basis acquired through the Business Combination. The provision also includes income taxes in foreign jurisdictions in which the Company operates.

Results of Operations

Results for the Three Months Ended April 30, 2023 (Successor) and the Three Months Ended April 30, 2022 (Predecessor)

This section describes the results of the Company for the three months ended April 30, 2023 and the Predecessor's results for the three months ended April 30, 2022 (the Quarter to Date Predecessor Period).

There is no comparative analysis between the periods presented in the Condensed Consolidated Statement of Comprehensive Loss as there is a lack of comparability between the periods presented. The Successor's results includes the consolidated results of the Company, including the results of its consolidated subsidiaries: ZeroFox, Inc., ID Experts Holdings, Inc., and Lookingglass Cyber Solutions, Inc. The prior periods presented include only the consolidated results of the Company's Predecessor, ZeroFox, Inc.

The following table sets forth our results of operations:

	Successor	Predecessor
(dollars in thousands)	Three months ended April 30, 2023	Three months ended April 30, 2022
Revenue
Subscription	$18,223	$12,778
Services	27,311	813
Total revenue	45,534	13,591
Cost of revenue
Subscription (1)	9,904	4,008
Services (1)	20,716	241
Total cost of revenue	30,620	4,249
Gross profit	14,914	9,342
Operating expenses
Research and development (1)	6,417	3,961
Sales and marketing (1)	19,389	8,534
General and administrative (1)	10,407	4,946
Total operating expenses	36,213	17,441
Loss from operations	(21,299)	(8,099)
Interest expense, net	(3,482)	(1,386)
Change in fair value of purchase consideration liability	2,661	—
Change in fair value of warrant liability	(1,028)	(663)
Change in fair value of sponsor earnout shares	2,100	—
Loss before income taxes	(21,048)	(10,148)
(Benefit from) provision for income taxes	(3,069)	55
Net loss after tax	$(17,979)	$(10,203)

(1) includes stock-based compensation expense as follows:

(dollars in thousands)	Three months ended April 30, 2023	Three months ended April 30, 2022
Cost of revenue - subscription	$7	$9
Cost of revenue - services	6	1
Research and development	168	55
Sales and marketing	233	85
General and administrative	685	224
Total stock-based compensation expense	$1,099	$374

The following tables disclose the components of the Consolidated Statements of Comprehensive Loss as a percentage of revenue:

(as a percentage of total revenue)	Three months ended April 30, 2023	Three months ended April 30, 2022
Revenue
Subscription	40%	96%
Services	60%	4%
Total revenue	100%	100%
Cost of revenue
Subscription (1)	22%	29%
Services (1)	45%	2%
Total cost of revenue	67%	31%
Gross profit	33%	69%
Operating expenses
Research and development (1)	14%	29%
Sales and marketing (1)	43%	63%
General and administrative (1)	23%	37%
Total operating expenses	80%	129%
Loss from operations	-47%	-60%
Interest expense, net	-8%	-10%
Change in fair value of purchase consideration liability	6%	0%
Change in fair value of warrant liability	-2%	-5%
Change in fair value of sponsor earnout shares	5%	0%
Loss before income taxes	-46%	-75%
(Benefit from) provision for income taxes	-7%	0%
Net loss after tax	-39%	-75%

(1) includes stock-based compensation expense as follows:

(as a percentage of total revenue)	Three months ended April 30, 2023	Three months ended April 30, 2022
Cost of revenue - subscription	0%	0%
Cost of revenue - services	0%	0%
Research and development	0%	0%
Sales and marketing	1%	1%
General and administrative	2%	2%
Total stock-based compensation expense	3%	3%

Revenue

	Successor	Predecessor
(dollars in thousands)	Three months ended April 30, 2023	Three months ended April 30, 2022
Subscription revenue	$18,223	$12,778
Services revenue
Breach	26,150	—
Other services	1,161	813
Total services revenue	27,311	813
Total	$45,534	$13,591

Revenue was $45.5 million for the three months ended April 30, 2023, including $18.2 million for subscriptions and $27.3 million for services. Services revenue was primarily made up of breach response services of $26.1 million.

Revenue was $13.6 million for the three months ended April 30, 2022, including $12.8 million for subscriptions and $0.8 million for services.

Cost of Revenue, Gross Profit, and Gross Margin

	Successor	Predecessor
(dollars in thousands)	Three months ended April 30, 2023	Three months ended April 30, 2022
Subscription cost of revenue	$9,904	$4,008
Services cost of revenue	20,716	241
Total cost of revenue	30,620	4,249

Subscription gross profit	8,319	8,770
Services gross profit	6,595	572
Total gross profit	$14,914	$9,342

Subscription gross margin	46%	69%
Services gross margin	24%	70%
Total gross margin	33%	69%

Cost of revenue was $30.6 million for the three months ended April 30, 2023, including $9.9 million for subscription and $20.7 million for services. Cost of revenue for subscription was primarily made up of $3.4 million for salaries, benefits, and other compensation related costs for employees that support the subscription platforms; $4.8 million for amortization of acquired technology assets; and $1.2 million for acquired data and software. Cost of revenue for services was primarily made up of $16.8 million for acquired data, $1.7 million for amortization of deferred contract set up costs, and $1.3 million for salaries, benefits and other compensation related costs for employees that deliver the Company's professional service offerings.

Gross profit and gross profit margin for the three months ended April 30, 2023, were $14.9 million and 33%, respectively. Gross profit and gross profit margin for subscription for the three months ended April, 30, 2023, were $8.3 million and 46%, respectively. Gross profit and gross profit margin for services for the three months ended April 30, 2023, were $6.6 million and 24%, respectively.

Cost of revenue was $4.2 million for the three months ended April 30, 2022, including $4.0 million for subscription and $0.2 million for services. Cost of revenue for subscription was primarily made up of $2.7 million for salaries, benefits, and other compensation related costs for employees that support the subscription platforms and $0.7 million for acquired data and software. Cost of revenue for services was primarily made up of $0.2 million for salaries, benefits and other compensation related costs for employees that deliver the Company's service offerings.

Gross profit and gross profit margin for the three months ended April 30, 2022, were $9.3 million and 69%, respectively. Gross profit and gross profit margin for subscription for the Quarter to Date Predecessor Period, were $8.8 million and 69%, respectively. Gross profit and gross profit margin for services for the Quarter to Date Predecessor Period, were $0.5 million and 70%, respectively.

Research and Development

	Successor	Predecessor
(dollars in thousands)	Three months ended April 30, 2023	Three months ended April 30, 2022
Research and development	$6,417	$3,961

Research and Development cost was $6.4 million for the three months ended April 30, 2023. Research and Development cost was primarily made up of $5.2 million for salaries, benefits, and other compensation related costs for employees in software engineering and product development functions and $0.6 million for hosting, acquired software, and software services.

Research and Development cost was $4.0 million for the three months ended April 30, 2022. Research and Development cost was primarily made up of $3.5 million for salaries, benefits, and other compensation related costs for employees in software engineering and product development functions and $0.3 million for hosting, acquired software, and software services.

Sales and Marketing

	Successor	Predecessor
(dollars in thousands)	Three months ended April 30, 2023	Three months ended April 30, 2022
Sales and marketing	$19,389	$8,534

Sales and Marketing cost was $19.4 million for the three months ended April 30, 2023. Sales and Marketing cost was primarily made up of $9.4 million for salaries, benefits, and other compensation related costs for employees in sales and marketing functions, $6.1 million for amortization of acquired customer relationships intangible assets, and $1.8 million for marketing programs and travel related expenses.

Sales and Marketing cost was $8.5 million for the three months ended April 30, 2022. Sales and Marketing cost was primarily made up of $5.9 million for salaries, benefits, and other compensation related costs for employees in sales and marketing functions, $0.7 million for amortization of acquired customer relationships intangible assets, and $1.0 million for marketing programs and travel related expenses.

General and Administrative

	Successor	Predecessor
(dollars in thousands)	Three months ended April 30, 2023	Three months ended April 30, 2022
General and administrative	$10,407	$4,946

General and Administrative cost was $10.4 million for the three months ended April 30, 2023. General and Administrative cost was primarily made up of $2.8 million for salaries, benefits, and other compensation related costs for employees primarily in executive leadership, finance, accounting human resources, legal, and corporate IT; $3.4 million for professional service fees, primarily legal and audit services; $0.9 million for amortization of acquired trade names intangible assets; $1.0 million for insurance; $0.7 million for stock-based compensation; and $0.6 million for rent and utilities.

General and Administrative cost was $5.0 million for the three months ended April 30, 2022. General and Administrative cost was primarily made up of $1.7 million for salaries, benefits, and other compensation related costs for employees primarily in executive leadership, finance, accounting human resources, legal, and corporate IT; $1.8 million for professional service fees, primarily legal and audit services; $0.3 for rent and related expenses; and $0.5 million for productivity tools utilized by employees.

Interest Expense, Net

	Successor	Predecessor
(dollars in thousands)	Three months ended April 30, 2023	Three months ended April 30, 2022
Interest expense, net	$3,482	$1,386

Interest expense was $3.5 million for the three months ended April 30, 2023. Interest expense was primarily made up of $3.4 million for payment-in-kind interest at an annual rate of 8.75% on the Company's Convertible Notes.

Interest expense was $1.4 million for the three months ended April 30, 2022. Interest expense was primarily related to interest payments for the Predecessor's credit agreements with Stifel Bank and Orix Growth Capital, LLC.

Change in the Fair Market Value of Purchase Consideration Liability

	Successor	Predecessor
(dollars in thousands)	Three months ended April 30, 2023	Three months ended April 30, 2022
Change in fair value of purchase consideration liability	$2,661	$—

The change in the fair market value of the Purchase Consideration Liability represented a gain of $2.7 million for the three months ended April 30, 2023. The reduction in the fair market value of the Purchase Consideration liability was primarily driven by the reduction in the public trading price of the Company's Common Stock from April 21, 2023, to April 30, 2023.

There was no gain or loss recognized for change in fair market value of the Purchase Consideration liability for the three months ended April 30, 2022, as the liability was initially recognized as part of the completion of the LookingGlass Business Combination on April 21, 2023.

Change in the Fair Market Value of Warrants

	Successor	Predecessor
(dollars in thousands)	Three months ended April 30, 2023	Three months ended April 30, 2022
Change in fair value of warrant liability	$(1,028)	$(663)

The change in fair market value of warrants represented a loss of $1.0 million for the three months ended April 30, 2023. The loss was due to the change in fair value of the Company's Public Warrants and Private Warrants. The warrant liability was recorded at a fair value of $2.6 million as of January 31, 2023. The Company recorded a mark to market adjustment of $1.7 million reducing the liability a fair value of $0.9 million as of April 30, 2023. The reduction in the fair value of the Company's warrant liability was driven by the reduction in the public trading price for the Company's Public Warrants from January 31, 2023, to April 30, 2023. The Company's Private Warrants are economically similar to the Public Warrants and as such, use the price of the Company's Public Warrants as an indicator of fair value. The gain on change in fair value was offset by $2.8 million loss on fair value of warrants that was recorded to adjust the settlement of warrants.

The change in fair market value of warrants represented a loss of $0.7 million for the three months ended April 30, 2022. The loss recognized during the three months ended April 30, 2022, reflected the increase in the estimated fair value of the Predecessor's Common Stock.

Change in the Fair Market Value of Sponsor Earnout Shares

	Successor	Predecessor
(dollars in thousands)	Three months ended April 30, 2023	Three months ended April 30, 2022
Change in fair value of sponsor earnout shares	$2,100	$—

The change in the fair market value of the Sponsor Earnout Shares represented a gain of $2.1 million for the three months ended April 30, 2023. The reduction in the fair market value of the Sponsor Earnout Shares liability was primarily driven by the reduction in the public trading price of the Company's Common Stock from January 31, 2023, to April 30, 2023.

There was no gain or loss recognized for change in fair market value of the Sponsor Earnout Shares for the three months ended April 30, 2022, as the liability for the Sponsor Earnout Shares was initially recognized as part of the completion of the Business Combination on August 3, 2022.

Provision for Income Taxes

	Successor	Predecessor
(dollars in thousands)	Three months ended April 30, 2023	Three months ended April 30, 2022
(Benefit from) provision for income taxes	$(3,069)	$55

The benefit from income taxes was $3.1 million for the three months ended April 30, 2023. The benefit was primarily due to the impact of pre-tax losses and the reduction of deferred tax liabilities associated with the amortization of intangible assets with no tax basis acquired through the Business Combination.

The provision for income taxes was $0.1 million during the three months ended April 30, 2022. The provision was due to income taxes of the Predecessor's foreign subsidiaries. Due to the sustained net losses, the Predecessor had recorded a full valuation allowance against all its deferred tax assets during the three months ended April 30, 2022.

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

Services revenue accounted for 60% of total revenue for the three months ended April 30, 2023. Most breach services arrangements include performance obligations satisfied at both a point-in-time and over time. An assumed 10% relative shift in SSP estimates to point-in-time performance obligations versus over time would not cause a material increase in revenue for the three months ended April 30, 2023.

Subscription revenue accounted for 40% of total revenue for the three months ended April 30, 2023. Some customer arrangements include both subscription performance obligations that are satisfied over time and service-related performance obligations that are satisfied at a point-in-time. An assumed 10% relative shift in SSP estimates to point-in-time performance obligations versus over time would not cause a material increase in revenue for the three months ended April 30, 2023.

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

Sensitivity of Estimate to Change

We do not expect the useful life estimate to deviate materially period to period. The decrease to amortization expense for the three months ended April 30, 2023, for a change of one year to the estimated life of our customer relationships would be approximately $0.6 million.

Stock-Based Compensation

Description

We account for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. ASC 718 requires that the cost of awards of equity instruments offered in exchange for employee services, including employee stock options and restricted stock unit awards (RSUs), is measured based on the grant-date fair value of the award. We determine the fair value of options granted using the Black-Scholes model, which requires the input of subjective assumptions. We recognize the fair value of stock option awards, net of estimated forfeitures, over the period which an employee is required to provide service in exchange for the award, generally the vesting period. The fair value of RSUs is based on the closing price of our Common Stock on the date of grant. We recognize the fair value of RSUs, net of estimated forfeitures, as expense over the requisite service period of the awards.

Judgments and Uncertainties

The critical accounting estimates related to stock-based compensation are the assumptions utilized in the Black-Scholes valuation model and our estimate of award forfeitures.

The assumptions used by management in the Black-Scholes model are as follows:

•
Fair value of common stock: our Common Stock is publicly traded under the ticker "ZFOX". We use the closing price of our Common Stock on the date of grant.
•
Expected term: the expected term represents the period of time that options granted are expected to remain unexercised. We calculate the expected term using the simplified method, which equals the midpoint of the options’ vesting term and contractual period.
•
Expected Volatility: as our Common Stock has been publicly traded only for a short time, we estimate the expected volatility based on historical volatilities of comparable public traded companies. The Company expects to continue to use this methodology until such time as the Company’s Common Stock has a sufficient amount of historical data to reasonably calculate the volatility of the Company’s Stock.
•
Risk-free interest rate: we use the U.S. Treasury yield for a period that corresponds to the expected term of the award.
•
Dividend yield: we do not currently issue dividends and do not expect to issue dividends in the foreseeable future. Accordingly, our dividend yield is zero.
•
Forfeiture rate: we estimates the rate of option forfeiture by monitoring the rate of employee turnover and average tenure at separation of employment.

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

The impact to our financial statements for a change of one year to the estimated lives our acquired intangible assets would be approximately $2.3 million for the three months ended April 30, 2023.

Goodwill

Description

The excess of the fair value of purchase consideration over the values of the identifiable assets acquired and liabilities assumed is recorded as goodwill. We perform our annual goodwill impairment assessment on November 1, or when an assessment of qualitative factors indicates an impairment may have occurred. The qualitative assessment includes an evaluation of events and circumstances including long-term growth projections, profitability, industry, and market and macroeconomic conditions. The quantitative assessment includes an analysis that compares the fair value of a reporting unit to its carrying value, including goodwill recorded by the reporting unit.

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

Liquidity and Capital Resources

We have financed operations primarily through the sale of equity securities, borrowings under various security and loan agreements, and payments from customers. Our operating losses have been significant, as reflected in our accumulated deficit of $772.7 million as of April 30, 2023. We expect to continue to incur operating losses in the near term.

Cash and cash equivalents were $28.3 million on April 30, 2023. We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital expenditure requirements for at least the next twelve months.

Additional future sources of liquidity may come from the issuance of additional debt, exercise of warrants, and/or the issuance of new shares of Common Stock. In the case of additional debt, we are permitted by the indenture governing the Convertible Notes to issue no more than $50.0 million of senior debt. If we raise funds by issuing debt securities, such debt securities would have rights, preferences and privileges senior to those of holders of our Common Stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. For warrants, the Company will receive the proceeds from the cash exercise of any warrants. The aggregate proceeds of the exercise of all outstanding warrants, assuming cash exercise, would be $186.6 million. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our Common Stock. On June 6, 2023, the last reported sales price of our Common Stock on the Nasdaq Global Market was $1.19 per share. If the market price for our Common Stock is less than $11.50 per share, we believe the warrant holders will be unlikely to exercise their warrants. We may issue additional shares of our Common Stock or other equity securities of equal or senior rank in the future for investment or operational purposes. If we issue additional shares of Common Stock, dilution to our public shareholders may occur and the market price for our Common Stock may decrease and/or become more volatile. The amount, timing, and mix (be it debt or equity) of future amounts of liquidity will depend upon the judgment of management, the market price of our Common Stock, and prevailing interest rates, among other factors.

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

Cash Flows

The following table presents a summary of our cash flows:

(dollars in thousands)	Three months ended April 30, 2023
Cash, cash equivalents, and restricted cash at beginning of period	$47,649
Net cash used in operating activities	(17,917)
Net cash used in investing activities	(8,201)
Net cash provided by financing activities	7,346
Foreign exchange translation adjustments	25
Cash, cash equivalents, and restricted cash at end of period	$28,902

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

Cash used in operating activities was $(17.9) million for the three months ended April 30, 2023. The cash used in operating activities consisted of our net loss of $(18.0) million adjusted by non-cash reconciling items of $8.2 million and net cash outflows of from changes in operating assets and liabilities of $(9.8) million, primarily due to an increase in accounts receivable of $(13.4) million, a decrease in operating lease liabilities of $(0.3) million, partially offset by an increase in accounts payable, accrued compensation, accrued expenses and other current liabilities of $3.0 million, a decrease in prepaid expenses and other assets of $1.7 million, and an increase in deferred revenue $0.8 million.

Investing Activities

Cash used in investing activities was $(8.2) million for the three months ended April 30, 2023. The cash used in investing activities primarily consisted of the net purchase price paid to complete the acquisition of LookingGlass of $(7.9) million.

Financing Activities

Cash provided by financing activities was $7.3 million for the three months ended April 30, 2023. The cash provided by financing activities primarily consisted of proceeds from the issuance of debt of $7.5 million of additional borrowings from Stifel.

Debt Obligations

The following table presents a summary of our debt obligations:

	As of April 30, 2023
(dollars in thousands)	Stated Interest Rate	Gross Balance	Unamortized Debt Discount	Unamortized Deferred Debt Issuance Costs	Net Carrying Value
Stifel Bank	9.00%	$22,500	$(125)	$—	$22,375
InfoArmor	5.50%	2,109	—	—	2,109
Convertible notes	7.00% Cash / 8.75% PIK	159,949	—	(114)	159,835
Alsop Louie Convertible Note	6.00%	3,333	—	—	3,333
		$187,891	$(125)	$(114)	$187,652

				Current portion of long-term debt	$938
				Long-term debt	186,714
					$187,652

Material Cash Requirements

Our material cash requirements are associated with repayment of debt and obligations associated with non-cancelable contracts for the purchase of goods and third-party services and operating leases. We expect to satisfy these cash requirements through the cash available on our balance sheet.

The following table summarizes current and long-term material cash requirements:

	As of April 30, 2023
(dollars in thousands)	Thereafter	Less than 1 year	1-3 years	3-5 years	Total
Operating leases (1)	$-	$1,176	$1,953	$492	$3,621
Purchase commitments (2)	-	12,714	168	—	12,882
Debt repayments	-	938	186,953	—	187,891
Total	$-	$14,828	$189,074	$492	$204,394

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

The following table provides a reconciliation of our US GAAP gross profit to our non-GAAP gross profit and of our US GAAP gross margin to our non-GAAP gross margin:

(dollars in thousands)	Three months ended April 30, 2023
Revenue	$45,534
Gross profit	14,914
Add: Stock-based compensation expense	13
Add: Amortization of acquired intangible assets	4,799
Non-GAAP gross profit	$19,726
Gross margin	33%
Non-GAAP gross margin	43%

Subscription Non-GAAP Gross Profit and Non-GAAP Gross Margin

We define subscription non-GAAP gross profit and subscription non-GAAP gross margin as US GAAP subscription gross profit and US GAAP subscription gross margin, respectively, excluding stock-based compensation expense and amortization of acquired intangible assets.

The following table provides a reconciliation of our US GAAP subscription gross profit to our non-GAAP subscription gross profit and of our US GAAP subscription gross margin to our non-GAAP subscription gross margin:

(dollars in thousands)	Three months ended April 30, 2023
Subscription revenue	$18,223
Subscription gross profit	8,319
Add: Stock-based compensation expense	7
Add: Amortization of acquired intangible assets	4,799
Non-GAAP subscription gross profit	$13,125
Subscription gross margin	46%
Non-GAAP subscription gross margin	72%

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

The following table provides a reconciliation of our US GAAP services gross profit to our non-GAAP services gross profit and of our US GAAP services gross margin to our non-GAAP services gross margin:

(dollars in thousands)	Three months ended April 30, 2023
Services revenue	$27,311
Services gross profit	6,595
Add: Stock-based compensation expense	6
Non-GAAP services gross profit	$6,601
Services gross margin	24%
Non-GAAP services gross margin	24%

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

The following table provides a reconciliation of our US GAAP net loss from operations to our non-GAAP loss from operations:

(dollars in thousands)	Three months ended April 30, 2023
Loss from operations	$(21,299)
Add: Stock-based compensation expense	1,099
Add: Amortization of acquired intangible assets	11,766
Non-GAAP loss from operations	$(8,434)
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

The following table presents a reconciliation of net cash used in operating activities to free cash flow:

(dollars in thousands)	Three months ended April 30, 2023
Net cash used in operating activities	$(17,917)
Less: Purchases of property and equipment	(255)
Less: Capitalized software	(54)
Free cash flow	$(18,226)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ID EXPERTS HOLDINGS, INC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by these forward-looking statements. Unless otherwise indicated or the context otherwise requires, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to ‘‘IDX,’’ ‘‘we,’’ ‘‘us,’’ ‘‘our,’’ and other similar terms refer to ID Experts Holdings, Inc. and its subsidiary.

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

The OPM Contract is structured as a Base Period from July 1, 2019, to June 30, 2020, followed by a series of options as follows: Option Period I from July 1, 2020, to June 30, 2021; Option Period II from July 1, 2021, to June 30, 2022; Option Period III from July 1, 2022, to June 30, 2023; and Option Period IV from July 1, 2023, to December 31, 2023. OPM has an option to extend the OPM Contract from January 1, 2024, to June 30, 2024, as well as an option to add a transition-out period beyond June 30, 2024. OPM has exercised Option Period I, Option Period II, and Option Period III. IDX plans to pursue the rebid of the OPM Contract in 2024 for an extension through 2027. For more information, see a copy of the OPM Contract incorporated by reference as an exhibit to the ZeroFox Holdings, Inc., Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on March 30, 2023.

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

Impact of COVID-19 On the Business

IDX operates in geographic locations that have been impacted by COVID-19. The pandemic has affected, and could further affect, IDX’s operations and the operations of its customers as a result of various factors, including but not limited to quarantines, local, state, and federal government public health orders, facility and business closures, and travel and logistics restrictions. IDX anticipates governments and businesses will likely take additional actions or extend existing actions to respond to the risks of the COVID-19 pandemic. IDX continues to actively monitor the impacts and potential impacts of the COVID-19 pandemic on IDX’s customers, supply chain, and operations. For further information, please see “Risk Factors—The COVID-19 pandemic could adversely affect our business, operating results, and financial condition” in the ZeroFox Holdings, Inc., Annual Report on Form 10-K, filed with the SEC on March 30, 2023.

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

Breach Revenue, Membership Services, and Total Revenue

The tables below present IDX’s key performance indicators for the periods indicated (in thousands):

Three Months Ended March 31, 2022
Breach revenue (1)	$26,367
Membership services (1)	1,107
Total revenue	$27,474
Breach customers (2)	1,042
Membership customers (2)	174

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

Results of Operations

Three months ended March 31, 2022

This section describes the results of IDX for the three months ended March 31, 2022.

The following table sets forth the IDX Consolidated Statement of Income in dollar amounts and as a percentage of total revenue for each period presented (in thousands):

	Three Months Ended March 31, 2022
		Percentage of Revenue
Revenue	$27,474	100%
Cost of revenue	21,265	77%
Gross profit	6,209	23%
Operating expenses:
Research and development	1,450	6%
Sales and marketing	1,896	7%
General and administrative	2,823	10%
Total operating expenses	6,169	23%
Income from operations	40	0%
Total other expense	392	1%
Loss before income taxes	(352)	-1%
Income tax benefit	(94)	0%
Net loss after tax	$(258)	-1%

Revenue

Revenue was $27.5 million for the three months ended March 31, 2022.

Cost of Revenue

Cost of revenue was $21.3 million for the three months ended March 31, 2022.

Gross Profit

Gross profit and gross profit margin for the three months ended March 31, 2022, were $6.2 million and 23%, respectively.

Operating Expenses

(in thousands)	Three Months Ended March 31, 2022
Research and development	$1,450
Sales and marketing	1,896
General and administrative	2,823
Total operating expenses	$6,169

Research and Development

Research and development cost was $1.5 million for the three months ended March 31, 2022.

Sales and Marketing

Sales and marketing cost was $1.9 million for the three months ended March 31, 2022.

General and Administrative

General and administrative cost was $2.8 million for the three months ended March 31, 2022.

Total Other Expense

Total other expense was $0.4 million for the three months ended March 31, 2022.

Provision for Income Taxes

Income tax benefit was $0.1 million for the three months ended March 31, 2022.

Cash Flows

The following table summarizes IDX’s cash flows for the periods indicated:

(in thousands)	Three Months Ended March 31, 2022
Net cash used in operating activities	$(2,255)
Net cash used in investing activities	(36)
Net cash provided by financing activities	$2

Operating Activities

Cash used in operating activities was $(2.3) million for the three months ended March 31, 2022. The cash used in operating activities consisted of our net loss of $(0.3) million adjusted by non-cash reconciling items of $0.3 million and net cash outflows of from changes in operating assets and liabilities of $(2.3) million, primarily due to an increase in accounts receivable of $(1.1) million, an increase in prepaid expenses and other assets of $(0.4) million, a decrease in accrued compensation, accrued expenses and other current liabilities of $(0.8) million partially offset by an increase in accounts payable of $0.2 million, and deferred revenue of $0.1 million.

Investing Activities

Cash used in investing activities was $(0.04) million for the three months ended March 31, 2022. These cash outflows were for purchases of property and equipment.

Financing Activities

Cash provided by financing activities was $0.01 million for the three months ended March 31, 2022. These cash inflows were from exercises of stock options.

Contractual Obligations

IDX has entered a non-cancelable purchase commitment of $16.2 million related to three months of outsourced credit and other monitoring services provided to IDX’s largest customer as of March 31, 2022.

The following table summarizes IDX’s contractual obligations and commitments as of March 31, 2022, (in thousands):

	Total	Less than 1 year	1-3 years
Operating leases	$596	$498	$98
Purchase commitments	16,207	16,207	—
Total	$16,803	$16,705	$98

Off-Balance Sheet Arrangements

Leases

Rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rental expense for operating leases was $0.1 million for the three months ended March 31, 2022.

IDX executed the Fifth Amendment to the office lease on October 9, 2020. This amendment was for two years and two months commencing on January 1, 2021, and ending February 28, 2023. IDX’s landlord provided an abatement for January 1, 2021, through February 28, 2021, as part of its lease renewal.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2022, are (in thousands):

Operating Leases
Fiscal Year:
2022 (remaining quarters)	$399
2023	$149
2024	$48
Total minimum lease payments	$596

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

IDX is required to estimate the total consideration expected to be received from contracts with customers, including any variable consideration. Once the estimated transaction price is established, amounts are allocated to performance obligations on a relative SSP basis. IDX’s breach business derives revenue from two main performance obligations: (i) notification and (ii) combined call center and identity protection services, described further in Note 2 in IDX’s notes to the IDX Condensed Consolidated Financial Statements included in this Quarterly Report.

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

During the three months ended March 31, 2022, the Company recognized $2.5 million of revenue that was included in deferred revenue at the end of the preceding year. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 69% of its March 31, 2022, deferred revenue balance in the remaining quarters of 2022, 11% in the three months ended March 31, 2023, and the remainder thereafter.

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

Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense. Penalties and interest of $0.1 million have been accrued to expense as of March 31, 2022, and are discussed further in Note 6 Income Taxes in the notes to the consolidated financial statements.

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

The Company’s income tax returns are generally subject to examination by taxing authorities for a period of three years from the date they are filed. Tax authorities may have the ability to review and adjust net operating loss or tax credit carryforwards that were generated prior to these periods if utilized in an open tax year. As of March 31, 2022, the Company’s income tax returns for the years ended December 31, 2016, through 2021 are subject to examination by the Internal Revenue Service and applicable state and local taxing authorities.

Quantitative and Qualitative Disclosures about Market Risk

IDX’s operations are in the United States, and it is exposed to market risk in the ordinary course of its business.

Interest Rate Risk

As of March 31, 2022, IDX had no short or long-term investments.

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

Recent Accounting Pronouncements

See Notes 2s. Standards Issued and Adopted and 2t. Standards Issued but Not Yet Effective to the consolidated financial statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of March 31, 2022.

Liquidity and Capital Resources

Sources and Uses of Funds

As of March 31, 2022, IDX had $15.7 million of cash and cash equivalents. IDX believes that existing cash and cash equivalents will be sufficient to support working capital and capital expenditure requirements for at least the next twelve months. Since inception, IDX has financed operations primarily through credit facilities and positive cash flow related to its OPM Contract. Principal uses of cash are cost of services provided to its customers such as notification printing and monitoring and personnel related expenses. In August 2016, IDX and ITGS, Inc., as co-borrowers, entered into a credit facility with Comerica Bank (“Lender”) (the “Comerica Credit Facility”), which was amended and restated in December 2020 and further amended in July 2021. The current Comerica Credit Facility provides for a secured term loan facility in an aggregate principal amount of $10.0 million. IDX’s obligations under the Comerica Credit Facility are secured by substantially all its assets. As of March 31, 2022, there was $10.0 million in principal amount outstanding under the Comerica Credit Facility.

Interest is payable monthly and accrues at the prime referenced rate plus 1.5% per year, which was 5.00% as of March 31, 2022. The outstanding principal amount of the term loan is payable in thirty-six equal monthly installments beginning on July 1, 2022, and continuing through the maturity date in June 2025. IDX may prepay the term loan, in whole or in part, at any time, without penalty or premium. Any amounts, once repaid, may not be reborrowed.

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

The events of default under the Comerica Credit Facility include, among others, subject to grace periods in certain instances, payment defaults, covenant defaults, bankruptcy and insolvency defaults, cross-defaults to other indebtedness, judgment defaults, a material adverse change default and a default in the event that the contract with the OPM Contract is canceled or terminated. Upon the occurrence and during the continuance of an event of default, Lender may declare all outstanding principal and accrued and unpaid interest under the credit facility immediately due and payable, increase the applicable interest rate by 5%, and may exercise other rights and remedies provided under the Comerica Credit Facility. IDX intends to repay and terminate the credit facility at the Closing.

ID Experts Holdings, Inc. is a party to that certain Convertible Promissory Note Purchase Agreement, dated as of December 18, 2018, by and among ID Experts Holdings, Inc. and certain ID Experts Holdings, Inc. shareholders, pursuant to which it has issued certain convertible promissory notes.

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

Interest Rate Risk

As of April 30, 2023, we had $187.7 million of outstanding debt borrowings. As part of the Business Combination completed on August 3, 2022, we obtained $150 million of Convertible Notes. The Convertible Notes have a fixed interest rate of 7.0%, if interest is paid in cash, or 8.75% if interest is paid in-kind. Of our notes outstanding, the Convertible Notes, InfoArmor note, and Alsop Louie Convertible Note have fixed interest rates and the Stifel Bank note has a variable interest rate that would subject us to interest rate fluctuations.

We do not believe a hypothetical 10% increase or decrease in interest rates would have had a material impact on our financial statements as it is only the Stifel Bank note that is subject to a variable interest rate.

Foreign Currency Risk

To date, the majority of our sales contracts have been denominated in U.S. dollars (USD) with a limited number of contracts denominated in foreign currencies. Revenue denominated in non-USD was approximately 3% for the three months ended April 30, 2023. Operating expenses within the United States are primarily denominated in USD, while operating expenses incurred outside the United States are primarily denominated in each country’s respective local currency.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively) have concluded that our disclosure controls and procedures were not effective as of April 30, 2023, due to the material weakness in our internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the three months ended April 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A: Risk Factors

Our business is subject to numerous risks that you should carefully consider. These risks are more fully described in the section titled “Risk Factors” included in our final prospectus (the "Final Prospectus") filed with the Securities and Exchange Commission (the "SEC") pursuant to Rule 424(b) under the Securities Act of 1933 on April 12, 2023, in connection with our registration statement on Form S-1. These risks and uncertainties include, but are not limited to, the following:

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

There have been no material changes to the risk factors set forth in the Final Prospectus, filed with the SEC on April 12, 2023, which are incorporated herein by reference. However, the risk factors described in this report and in the Final Prospectus are not the only risks that we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any such risks materialize, it could have a material adverse effect on our business, financial condition, results of operations, and growth prospects and cause the trading price of our Common Stock to decline.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of April 14, 2023, by and among ZeroFox Holdings, Inc., LGCS Acquisition Holdco, LLC, LGCS Holdco, Inc., LGCS Merger Sub, Inc., Lookingglass Cyber Solutions, Inc., and Glenn Rieger, soley in his capacity as Stockholders' Representative (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the SEC on April 17, 2023)

10.01

Seventh Amendment to Loan and Security Agreement dated as of April 21, 2023, by and among Stifel Bank, ZeroFox, Inc., as borrower, and ZeroFox Holdings, Inc. and certain subsidiaries as guarantor parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2023)

10.02

Amendment No. 2 to Lease Agreement, dated April 21, 2023, by and between ZeroFox, Inc. and 1830 Charles Street LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2023)

10.03*	Eight Amendment and Joinder to Loan and Security Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Baltimore, State of Maryland on June 9, 2023.

ZEROFOX HOLDINGS, INC.

Date: June 9, 2023	By:	/s/ James C. Foster
	Name:	James C. Foster
	Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: June 9, 2023	By:	/s/ Timothy S. Bender
	Name:	Timothy S. Bender
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)