Form 10-Q
period 2023-07-31
ZeroFox Holdings, Inc.
filed 2023-09-12
CIK 1823575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

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

As of September 11, 2023, the registrant had 120,038,068 shares of common stock, $0.0001 par value per share, outstanding.

Explanatory Note

This Quarterly Report on Form 10-Q of ZeroFox Holdings, Inc. (the Company) includes the condensed consolidated financial statements of:

•
The Company as of July 31, 2023, and January 31, 2023, and for the three and six months ended July 31, 2023;
•
The Company's predecessor, ZeroFox, Inc. (the Predecessor) for the three and six months ended July 31, 2022, presented within the financial statements of the Company as the prior period (see Note 2); and
•
The Company's other predecessor, ID Experts Holdings, Inc. (IDX) for the three and six months ended June 30, 2022, presented as separate financial statements.

As of August 3, 2022 (the Closing Date), the Company merged with ZeroFox, Inc. and IDX (the Business Combination) at which time ZeroFox, Inc. and IDX became indirect, wholly-owned subsidiaries of the Company. The consolidated financial statements of the Company as of July 31, 2023, and January 31, 2023, and for the three and six months ended July 31, 2023, include the financial results of both ZeroFox, Inc. and IDX for the same period. As the consolidated financial results of the Company for the three and six months ended July 31, 2023, are presented alongside the financial results of its primary predecessor, ZeroFox, Inc., there is a lack of comparability between the periods presented. Therefore, the discussion of the Company’s results of operations, cash flows, and financial condition set forth in this report does not include a comparison of the Company's results with the prior period results of ZeroFox, Inc. Moreover, the financial statements for the Company’s predecessors are not necessarily indicative of the Company’s results of operations, cash flows, or financial position following the completion of the Business Combination.

The terms "ZeroFox", "the Company", "Successor", refer to ZeroFox Holdings, Inc. and its subsidiaries, including ZeroFox, Inc., ID Experts Holdings, Inc., and Lookingglass Cyber Solutions, Inc. after the Closing Date. The term "Predecessor" refers to ZeroFox, Inc. and its subsidiaries prior to the Closing Date. The term "the Quarter to Date Predecessor Period" refers to the second quarter of the Predecessor's prior fiscal year i.e., the three months ended July 31, 2022. The term "the Year to Date Predecessor Period" refers to the first half of the Predecessor's prior fiscal year i.e., the six months ended July 31, 2022.

i

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including without limitation, statements contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. The inclusion of any statement in this Quarterly Report does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material. These risks and uncertainties include, but are not limited to, the following:

•
our ability to recognize the anticipated benefits of the Business Combination and our acquisition of LookingGlass;
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

iii

Index to Financial Statements

ZeroFox Holdings, Inc. and Subsidiaries

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	July 31, 2023	January 31, 2023

Assets
Current assets:
Cash and cash equivalents	$28,849	$47,549
Accounts receivable, net of allowance for doubtful accounts	36,148	29,609
Deferred contract acquisition costs, current	3,505	5,456
Prepaid expenses and other assets	6,229	5,300
Total current assets	74,731	87,914

Property and equipment, net of accumulated depreciation	2,118	671
Capitalized software, net of accumulated amortization	273	253
Deferred contract acquisition costs, net of current portion	3,510	7,751
Acquired intangible assets, net of accumulated amortization	256,349	262,444
Goodwill	423,635	406,608
Operating lease right-of-use assets	4,706	720
Other assets	1,494	550
Total assets	$766,816	$766,911

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,461	$3,099
Accrued compensation, accrued expenses, and other current liabilities	15,962	18,751
Current portion of long-term debt	938	15,938
Deferred revenue, current	60,859	47,977
Operating lease liabilities, current	1,840	406
Total current liabilities	86,060	86,171

Deferred revenue, net of current portion	5,714	5,981
Long-term debt, net of deferred financing costs	189,915	157,843
Purchase consideration liability	9,026	—
Operating lease liabilities, net of current portion	3,037	427
Warrants	755	2,581
Sponsor earnout shares	504	2,445
Deferred tax liability	11,105	22,592
Total liabilities	306,116	278,040

Commitments and contingencies (Note 14)

Stockholders' equity
Common stock, $0.0001 par value; 1,000,000,000 authorized shares; 119,270,214 and 118,190,135 shares issued and outstanding, respectively	12	12
Additional paid-in capital	1,250,148	1,243,637
Accumulated deficit	(789,492)	(754,677)
Accumulated other comprehensive income (loss)	32	(101)
Total stockholders’ equity	460,700	488,871

Total liabilities and stockholders' equity	$766,816	$766,911

See notes to condensed consolidated financial statements.

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Successor	Predecessor	Successor	Predecessor
(in thousands, except share and per share data)	Three months ended July 31, 2023	Three months ended July 31, 2022	Six months ended July 31, 2023	Six months ended July 31, 2022

Revenue
Subscription	$23,220	$14,690	$41,443	$27,468
Services	39,015	462	66,326	1,275
Total revenue	62,235	15,152	107,769	28,743

Cost of revenue
Subscription	11,410	4,266	21,314	8,274
Services	32,073	214	52,789	455
Total cost of revenue	43,483	4,480	74,103	8,729

Gross profit	18,752	10,672	33,666	20,014

Operating expenses
Research and development	8,705	4,062	15,123	8,023
Sales and marketing	16,101	9,829	35,490	18,363
General and administrative	10,126	5,039	20,533	9,985
Total operating expenses	34,932	18,930	71,146	36,371

Loss from operations	(16,180)	(8,258)	(37,480)	(16,357)

Other income (expense)
Interest expense, net	(3,818)	(1,545)	(7,300)	(2,931)
Change in fair value of purchase consideration liability	(1,455)	—	1,206	—
Change in fair value of warrant liabilities	144	(1,396)	(884)	(2,059)
Change in fair value of sponsor earnout shares	(160)	—	1,941	—
Total other expense	(5,289)	(2,941)	(5,037)	(4,990)
Loss before income taxes	(21,469)	(11,199)	(42,517)	(21,347)

(Benefit from) provision for income taxes	(4,633)	56	(7,702)	111

Net loss after tax	$(16,836)	$(11,255)	$(34,815)	$(21,458)
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.26)	$(0.29)	$(0.50)
Weighted-average shares used in computation of net loss per share attributable to common stockholders, basic and diluted:	123,354,228	43,109,352	120,668,451	43,038,331

Other comprehensive income (loss)
Foreign currency translation	108	(43)	133	42
Total other comprehensive income (loss)	108	(43)	133	42

Total comprehensive loss	$(16,728)	$(11,298)	$(34,682)	$(21,416)

See notes to condensed consolidated financial statements.

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

					Accumulated Other
(in thousands, except for share data)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Stockholders' Equity

Balance—April 30, 2023	118,663,481	$12	$1,247,652	$(772,656)	$(76)	$474,932
Stock-based compensation expense	—	—	2,314	—	—	2,314
Exercise of options	288,807	—	182	—	—	182
Vesting of restricted stock units	317,926	—	—	—	—	-
Net loss	—	—	—	(16,836)	—	(16,836)
Foreign currency translation adjustment	—	—	—	—	108	108
Balance—July 31, 2023	119,270,214	$12	$1,250,148	$(789,492)	$32	$460,700

					Accumulated Other
(in thousands, except for share data)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Stockholders' Equity

Balance—January 31, 2023	118,190,135	$12	$1,243,637	$(754,677)	$(101)	$488,871
Stock-based compensation expense	—	—	3,413	—	—	3,413
Exercise of options	762,153	—	262	—	—	262
Vesting of restricted stock units	317,926	—	—	—	—	—
Other	—	—	2,836	—	—	2,836
Net loss	—	—	—	(34,815)	—	(34,815)
Foreign currency translation adjustment	—	—	—	—	133	133
Balance—July 31, 2023	119,270,214	$12	$1,250,148	$(789,492)	$32	$460,700

See notes to condensed consolidated financial statements.

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit

(Unaudited)

	Redeemable Convertible Preferred Stock
	Series E		Series D-2		Series D-1		Series D		Series C-1		Series C		Series B		Series A		Series Seed		Total				Additional		Accumulated Other
(in thousands, except for share data)	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit

Balance—April 30, 2022	15,227,437	$33,248	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,376,115	$13,979	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	120,582,575	$132,229	43,207,753	$—	$4,327	$(167,023)	$(147)	$(162,843)
Exercise of warrants	539,576	3,043	—	—	—	—	—	—	506,490	2,857	—	—	—	—	—	—	—	—	1,046,066	5,900	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	478	—	—	478
Exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	77,248	—	24	—	—	24
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,255)	—	(11,255)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12)	(12)
Balance—July 31, 2022	15,767,013	$36,291	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,882,605	$16,836	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	121,628,641	$138,129	43,285,001	$—	$4,829	$(178,278)	$(159)	$(173,608)

	Redeemable Convertible Preferred Stock
	Series E		Series D-2		Series D-1		Series D		Series C-1		Series C		Series B		Series A		Series Seed		Total				Additional		Accumulated Other
(in thousands, except for share data)	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit

Balance—January 31, 2022	15,227,437	$33,248	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,376,115	$13,979	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	120,582,575	$132,229	42,892,927	$—	$3,873	$(156,820)	$(201)	$(153,148)
Exercise of warrants	539,576	3,043	—	—	—	—	—	—	506,490	2,857	—	—	—	—	—	—	—	—	1,046,066	5,900	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	852	—	—	852
Exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	392,074	—	104	—	—	104
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,458)	—	(21,458)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	42	42
Balance—July 31, 2022	15,767,013	$36,291	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,882,605	$16,836	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	121,628,641	$138,129	43,285,001	$—	$4,829	$(178,278)	$(159)	$(173,608)

See notes to condensed consolidated financial statements.

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor	Predecessor
(in thousands)	Six months ended July 31, 2023	Six months ended July 31, 2022
Cash flows from operating activities:
Net loss	$(34,815)	$(21,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	608	317
Amortization of software development costs	57	315
Amortization of acquired intangible assets	23,995	1,579
Amortization of right-of-use assets	678	—
Amortization of deferred debt issuance costs	45	—
Stock-based compensation	3,413	852
Provision for bad debts	140	(7)
Change in fair value of warrants	884	2,059
Change in fair value of purchase consideration liability	(1,206)	—
Change in fair value of sponsor earnout shares	(1,941)	—
Deferred taxes	(8,154)	—
Noncash interest expense	6,865	523
Changes in operating assets and liabilities:
Accounts receivable	(3,445)	2,844
Deferred contract acquisition costs	(3,799)	(117)
Prepaid expenses and other assets	(7)	(1,583)
Accounts payable, accrued compensation, accrued expenses, and other current liabilities	(1,783)	(2,660)
Operating lease liabilities	(643)	—
Deferred revenue	1,765	3,514
Other liabilities	—	(22)
Net cash used in operating activities	(17,343)	(13,844)
Cash flows from investing activities:
Business acquisition, net of cash acquired	(7,892)	—
Purchases of property and equipment	(427)	(245)
Capitalized software	(76)	(483)
Net cash used in investing activities	(8,395)	(728)
Cash flows from financing activities:
Exercise of stock options	262	104
Proceeds from issuance of debt, net of issuance costs	7,425	7,412
Repayment of debt	(469)	(469)
Net cash provided by financing activities	7,218	7,047
Foreign currency translation adjustment	133	54
Net change in cash, cash equivalents, and restricted cash	(18,387)	(7,471)
Cash, cash equivalents, and restricted cash, beginning of period	47,649	10,374
Cash, cash equivalents, and restricted cash, end of period	$29,262	$2,903
Supplemental Cash Flow Information:
Cash paid for interest	$884	$2,266
Cash paid for income taxes	1,597	50
Non-cash investing and financing activities:
Exercise of warrants	$—	$5,900
Issuance of warrants along with issuance of debt	126	518
Accrual of purchase consideration in connection with business acquisition	9,827	—
Convertible note issued in connection with business acquisition	3,333	—
Operating lease liabilities arising from obtaining right-of-use assets	3,895	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Successor	Predecessor
	July 31, 2023	July 31, 2022
Cash and cash equivalents	$28,849	$2,803
Restricted cash included in other assets	413	100
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$29,262	$2,903

See notes to condensed consolidated financial statements.

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

On April 21, 2023, the Company completed its acquisition of Lookingglass Cyber Solutions, Inc. (LookingGlass), a leader in external attack surface management and global threat intelligence.

ZeroFox Holdings conducts its business through its wholly-owned, consolidated subsidiaries, primarily ZeroFox, Inc., Identity Theft Guard Solutions, Inc, and Lookingglass Cyber Solutions, Inc.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) as set forth by the Financial Accounting Standards Board (FASB) and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. References to US GAAP issued by the FASB in these notes to the condensed consolidated financial statements are to the FASB Accounting Standards Codifications (ASC).

Unaudited Interim Financial Information

The interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the SEC and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act) and are adequate to make the information presented not misleading. The interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Loss, Condensed Consolidated Statements of Stockholders Equity, Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Deficit, and the Condensed Consolidated Statements of Cash Flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2023 Annual Report on Form 10-K filed with the Securities Exchange Commission on March 30, 2023. The Condensed Consolidated Statements of Comprehensive Loss for the Successor's three and six months ended July 31, 2023, are not necessarily indicative of the results to be anticipated for the entire year ending January 31, 2024, or thereafter. All financial information as of and for the Predecessor's three and six months ended July 31, 2022, referenced in the notes to the condensed consolidated financial statements is unaudited.

Emerging Growth Company Status

The Company is an “emerging growth company” (EGC), as defined in the Jumpstart Our Business Startups Act (the JOBS Act), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under the JOBS Act and has elected to use the extended transition period for complying with new or revised accounting standards. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates.

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

Subscription revenue from the External Cybersecurity Platform includes the sale of subscriptions to access the platform and related support and intelligence services. Subscription revenue is driven by the number of assets protected and the desired level of service. These arrangements do not provide the customer with the right to take possession of the Company’s software operating on its cloud platform at any time. These arrangements represent a combined, stand-ready performance obligation to provide access to the software together with related support and intelligence services. Customers are granted continuous access to the External Cybersecurity Platform over the contractual period. Revenue is recognized on a ratable basis over the contract term beginning on the date that the Company’s service is made available to the customer. The Company’s subscription contracts generally have terms of one to three years, which are primarily billed in advance and are non-cancelable.

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

Revenue from Non-Cancelable Contracts

As of July 31, 2023, the Company had approximately $105.3 million of revenue that is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) under non-cancelable contracts. Of this $105.3 million, the Company expects to recognize revenue of approximately $89.2 million in the twelve-month period August 2023 through July 2024, approximately $11.8 million in the twelve-month period August 2024 through July 2025, and approximately $4.3 million thereafter.

Timing of Revenue Recognition

The table below provides revenues earned by timing of revenue (in thousands).

	Successor	Predecessor	Successor	Predecessor
Revenue Recognition Timing	Three months ended July 31, 2023	Three months ended July 31, 2022	Six months ended July 31, 2023	Six months ended July 31, 2022
Over time	$46,365	$14,690	$88,574	$27,468
Point in time	15,870	462	19,195	1,275
Total	$62,235	$15,152	$107,769	$28,743

Disaggregation of Revenue

The table below provides revenues earned by line of service (in thousands).

	Successor	Predecessor	Successor	Predecessor
Revenue Line	Three months ended July 31, 2023	Three months ended July 31, 2022	Six months ended July 31, 2023	Six months ended July 31, 2022
Subscription revenue	$23,220	$14,690	$41,443	$27,468
Services revenue
Breach	37,988	—	64,138	—
Other services	1,027	462	2,188	1,275
Total services revenue	39,015	462	66,326	1,275
Total	$62,235	$15,152	$107,769	$28,743

The table below provides revenues earned based on geographic locations of our customers (in thousands).

	Successor	Predecessor	Successor	Predecessor
Country	Three months ended July 31, 2023	Three months ended July 31, 2022	Six months ended July 31, 2023	Six months ended July 31, 2022
United States	$57,486	$11,423	$98,580	$21,557
Other	4,749	3,729	9,189	7,186
Total	$62,235	$15,152	$107,769	$28,743

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

Concentration of Revenue and Accounts Receivable

For the three months ended July 31, 2023, two customers accounted for 10% or more of total consolidated revenue; one individual customer accounted for 13% and one individual customer accounted for 33%. For the six months ended July 31, 2023, one individual customer accounted for 38% of total consolidated revenue. For the Quarter to Date Predecessor Period and the Year to Date Predecessor Period, there was no individual customer that accounted for 10% or more of total consolidated revenue.

As of July 31, 2023, two customers accounted for 10% or more of total accounts receivable; one individual customer accounted for 16% and one individual customer accounted for 19%. As of January 31, 2023, one customer accounted for 23% of total accounts receivable.

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

Under ASC 740, the Company determined that some of its income tax positions did not meet the more-likely-than-not recognition threshold and, therefore, recorded a reserve of $1.6 million as of July 31, 2023.

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

Transaction Fees

All transaction fees and expenses associated with business combinations were expensed as incurred. The Company recorded approximately $1.5 million of professional and other transaction fees related to the LookingGlass Business Combination in general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Loss for the six months ended July 31, 2023. The Company did not incur transaction fees during the three months ended July 31, 2023. The Predecessor recorded $2.4 million and $3.2 million of professional and other transaction fees related to the Business Combination in general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended July 31, 2022, respectively.

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

LookingGlass Deferred Shares

The Company analyzed the terms of the LookingGlass Deferred Shares (see Note 9) and determined they are within the scope of ASC 480. The Company determined that the LookingGlass Deferred Shares do not meet the requirements to be recognized as an equity instrument based on the settlement provisions provided by the merger agreement. Therefore, the Company recognizes the LookingGlass Deferred Shares as a liability recorded at fair value.

The Company analyzed the terms of the LookingGlass Deferred Shares to determine if they meet the definition of "participating securities", which would require the two-class method of EPS. The holders of the LookingGlass Deferred Shares are not entitled to nonforfeitable rights to dividends and as such, they do not meet the definition of "participating securities".

Warrant Liabilities

The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, Distinguishing Liabilities from Equity and FASB ASC 815, Derivatives and Hedging. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and each balance sheet date thereafter. The Company recognizes changes in the estimated fair value of the warrants as a non-cash gain or loss on the Condensed Consolidated Statements of Comprehensive Loss. The Company assessed the Public and Private Warrants and the Stifel Warrant (see Note 7) and determined each met the criteria for liability treatment.

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

As of July 31, 2023, and January 31, 2023, the Company had outstanding Public and Private Warrants. The Company measured its Public Warrants based on a Level 1 input, the public price for the Company's warrants traded on Nasdaq (ticker ZFOXW). The Company measured its Private Warrants based on a Level 2 input, the same price for the Company's Public Warrants traded on Nasdaq. The Company analyzed the terms and features of the Private Warrants and determined that they were economically similar to the Public Warrants.

As of July 31, 2023, the Company measured the Stifel Warrant (see Note 7) based on Level 3 inputs.

The assumptions used to value all warrants are described in Note 7.

A summary of the changes in the fair value of warrants is as follows (in thousands):

	Successor

	Public	Private
Warrant liabilities - January 31, 2023	$1,373	$1,208
Issuance of warrants	—	126
Gain due to change in fair value of warrants	(1,028)	(924)
Warrant liabilities - July 31, 2023	$345	$410

	Predecessor

	Public	Private
Warrant liability - January 31, 2022	$—	$10,709
Issuance of warrants	—	519
Exercise of warrants	—	(5,900)
Loss due to change in fair value of warrants	—	2,059
Warrant liability - July 31, 2022	$—	$7,387

The Stifel Warrant is included in the Private Warrants column in the table above as of July 31, 2023.

The Company measured the liability for Sponsor Earnout Shares using Level 3 inputs. The methodology and assumptions used to measure the Sponsor Earnout Shares are described in Note 8. A summary of the changes in the fair value of the Sponsor Earnout Shares is included below (in thousands). There is no balance for the Predecessor as of July 31, 2022, as the earnout period began on the Closing Date of the Business Combination, August 3, 2022.

Successor

Sponsor earnout shares - January 31, 2023	$2,445
Gain due to change in fair value of sponsor earnout shares	(1,941)
Sponsor earnout shares - July 31, 2023	$504

The Company measured the purchase consideration liability using Level 2 inputs. The methodology and assumptions used to measure the purchase consideration liability are described in Note 9. A summary of the changes in the fair value of the purchase consideration liability is included below (in thousands). There is no balance for the Predecessor as of July 31, 2022, as the LookingGlass Business Combination occurred on April 21, 2023.

Successor

Purchase consideration liability - January 31, 2023	$—
Business acquisition	9,827
Adjustment related to business acquisition	405
Gain due to change in fair value of purchase consideration liability	(1,206)
Purchase consideration liability - July 31, 2023	$9,026

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity terms of these instruments.

The carrying amount of the Alsop Louie Convertible Note (see Note 6) approximates fair value due to the short duration of time that has elapsed since the note has been issued.

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

The following table sets forth computation of basic loss per share attributable to common stockholders (in thousands, except share and per share data):

	Successor	Predecessor	Successor	Predecessor
	Three months ended July 31, 2023	Three months ended July 31, 2022	Six months ended July 31, 2023	Six months ended July 31, 2022
Numerator:
Net loss	$(16,836)	$(11,255)	$(34,815)	$(21,458)
Net loss per share attributable to common stockholders	$(16,836)	$(11,255)	$(34,815)	$(21,458)

Denominator:
Weighted-average common stock outstanding	123,354,228	43,109,352	120,668,451	43,038,331
Net loss per share attributable to common stockholders - basic and diluted	$(0.14)	$(0.26)	$(0.29)	$(0.50)

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

The following is a summary of the weighted average common stock equivalents, for the securities outstanding during the respective periods, that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Successor	Predecessor	Successor	Predecessor
	Three months ended July 31, 2023	Three months ended July 31, 2022	Six months ended July 31, 2023	Six months ended July 31, 2022
Preferred stock (on an as-converted basis)	—	241,244,382	—	241,205,423
Common stock options outstanding	7,023,583	22,220,605	7,205,348	22,177,042
Warrants to purchase preferred stock, all series	—	5,803,231	—	5,840,764
Public and private warrants to purchase common stock	16,342,106	—	16,285,944	—
Sponsor earnout shares	1,293,750	—	1,293,750	—
Restricted stock units	7,793,543	—	6,484,960	—

The LookingGlass Earnout Shares and the variable portion of the LookingGlass Deferred Shares are not included in the table above as they were not outstanding during the respective periods.

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

The Predecessor’s redeemable convertible preferred stock consists of (in thousands except share data):

	Successor		Predecessor		Successor		Predecessor
	Three months ended July 31, 2023		Three months ended July 31, 2022		Six months ended July 31, 2023		Six months ended July 31, 2022
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount
Convertible preferred stock—Series E, $0.00001 par value—authorized 19,033,653 shares; (liquidation preference $28,354,249)	—	$—	15,767,013	$36,291	—	$—	15,767,013	$36,291
Convertible preferred stock—Series D, $0.00001 par value—authorized 14,833,942 shares; (liquidation preference $21,222,496)	—	—	13,871,547	21,067	—	—	13,871,547	21,067
Convertible preferred stock—Series D-2, $0.00001 par value—authorized 993,868 shares (liquidation preference $1,216,439)	—	—	993,868	1,451	—	—	993,868	1,451
Convertible preferred stock—Series D-1, $0.00001 par value—authorized shares 5,878,303 (liquidation preference $8,094,053)	—	—	5,878,303	8,171	—	—	5,878,303	8,171
Convertible preferred stock—Series C-1, $0.00001 par value—authorized 16,208,756 shares (liquidation preference $14,037,000)	—	—	11,882,605	16,836	—	—	11,882,605	16,836
Convertible preferred stock—Series C, $0.00001 par value—authorized 21,124,700 shares (liquidation preference $19,999,999)	—	—	21,124,699	19,899	—	—	21,124,699	19,899
Convertible preferred stock—Series B, $0.00001 par value—authorized 26,914,949 shares (liquidation preference $22,124,088)	—	—	26,914,949	22,047	—	—	26,914,949	22,047
Convertible preferred stock—Series A, $0.00001 par value—authorized 16,122,188 shares (liquidation preference $10,246,261)	—	—	15,997,285	10,159	—	—	15,997,285	10,159
Convertible preferred stock—Series seed, $0.00001 par value—authorized 9,198,372 shares (liquidation preference $2,285,795)	—	—	9,198,372	2,208	—	—	9,198,372	2,208

	—	$—	121,628,641	$138,129	—	$—	121,628,641	$138,129

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction. The standard clarifies that entities should not apply a discount related to a contractual sale restriction of an equity security when measuring the fair value of the equity security. The standard provides that entities should instead consider sale restrictions that are characteristics of the equity security. The standard is effective for public business entities' fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2022-03 effective February 1, 2023. The adoption of the standard did not have a material impact on the condensed consolidated financial statements.

3: Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the liabilities carried at fair value (in thousands):

	Fair value measurements at July 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Public warrants	$(345)	$—	$—	$(345)
Private warrants	—	(303)	(107)	(410)
Sponsor earnout shares	—	—	(504)	(504)
Purchase consideration liability	—	—	(9,026)	(9,026)
Total financial liabilities	$(345)	$(303)	$(9,637)	$(10,285)

The following table sets forth by level within the fair value hierarchy the assets (liabilities) carried at fair value (in thousands):

	Fair value measurements at January 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$557	$—	$—	$557
Total financial assets	$557	$—	$—	$557

Liabilities:
Public warrants	$(1,373)	$—	$—	$(1,373)
Private warrants	—	(1,208)	—	(1,208)
Sponsor earnout shares	—	—	(2,445)	(2,445)
Total financial liabilities	$(1,373)	$(1,208)	$(2,445)	$(5,026)

See Note 6 for a discussion of the fair value of debt.

The assumptions used to value the warrants are described in Note 7.

The assumptions used to value the Sponsor Earnout Shares are described in Note 8.

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity terms of these instruments.

Purchase Consideration Liability

As of July, 2023, the Company had an obligation to transfer $9.0 million in stock issuances to the former owners of LookingGlass in connection with the LookingGlass Business Combination (see Note 4). The purchase consideration liability represents a financial liability that will be settled in shares of the Company's Common Stock.

See Note 9 for discussion of the assumptions and inputs used to determine the fair value of the purchase consideration liability.

The Company classified the purchase consideration liability as Level 3 within the fair value hierarchy as the fair market value includes estimates of certain contingencies to be achieved as of the reporting date. The estimates of the contingencies relate to the LookingGlass Earnout Shares and the variable portion of the LookingGlass Deferred Shares and are considered unobservable inputs.

4: Acquisitions

The Business Combination

On August 3, 2022, L&F, ZeroFox, Inc., and IDX, consummated the business combination as contemplated by the Business Combination Agreement, dated as of December 17, 2021. In connection with the finalization of the Business Combination, L&F changed its name to ZeroFox Holdings, Inc. and changed its jurisdiction of incorporation from the Cayman Islands to the state of Delaware. The Company changed its fiscal year end to January 31. The Company's common stock and public warrants began trading under the tickers ZFOX and ZFOXW, respectively. A summary of other terms provided with the settlement of the transaction is disclosed in our fiscal year 2023 10-K, filed with the SEC on March 30, 2023.

Accounting for the ZeroFox, Inc. Merger

As of July 31, 2023, the Company finalized its evaluation of the initial values of the assets and liabilities of ZeroFox, Inc. that were acquired in the Business Combination.

The following table summarizes the fair value of the purchase consideration paid to affect the merger of ZeroFox, Inc. (in thousands, except per share data):

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

The Company recorded the allocation of the purchase price to ZeroFox, Inc.'s assets acquired and liabilities assumed based on their fair values as of August 3, 2022. The final purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$2,806
Accounts receivable	13,961
Prepaid expenses and other assets	2,201
Property and equipment	598
Other assets	341
Goodwill	828,091
Intangible assets	185,000
Total assets acquired	1,032,998

Accounts payable	4,310
Accrued liabilities	3,921
Current portion of long term debt	938
Deferred revenue, current	35,432
Deferred revenue, net of current portion	6,325
Long term debt	16,851
Warrants liabilities	7,632
Deferred tax liability	8,183
Total liabilities assumed	83,592
Total consideration transferred	$949,406

Accounting for the IDX Merger

As of July 31, 2023, the Company finalized its evaluation of the initial values of the assets and liabilities of IDX that were acquired in the Business Combination.

The following table summarizes the fair value of the purchase consideration paid to affect the merger of IDX (in thousands, except per share data):

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

The Company recorded the allocation of the purchase price to IDX's assets acquired and liabilities assumed based on their fair values as of August 3, 2022. The final purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$13,727
Accounts receivable	11,944
Prepaid and other expense	2,939
Property and equipment	125
Goodwill	285,970
Intangible Assets	100,500
Total assets acquired	415,205

Accounts payable	$7,568
Accrued liabilities	4,944
Deferred revenue, current	9,314
Deferred revenue, net of current portion	1,522
Deferred tax liability	23,469
Total liabilities assumed	46,817
Total consideration transferred	$368,388

Purchase Accounting Adjustments

The Company recorded an adjustment during the three months ended July 31, 2023, to remove the carrying values of deferred contract acquisition costs that existed on the opening balance sheets of ZeroFox, Inc. and IDX on the Closing Date. The adjustment recorded included the reclassification to goodwill of the net book value of the deferred contract acquisition costs recorded on the balance sheets as of April 30, 2023, the reversal of sales and marketing expense related to the amortization of the deferred contract acquisition costs recognized in prior periods, and a reduction to the related deferred tax liabilities. The net impact of all elements of this adjustment was an increase to goodwill of $7.5 million and $0.2 million related to the acquisitions of ZeroFox, Inc. and IDX, respectively.

The Company recorded additional entries for certain tax matters related to the acquisition of IDX during the months ended July 31, 2023. The Company reduced income tax payable by $1.3 million to account for the portion of transaction costs related to the Business Combination that were deductible for income tax purposes. The Company recorded an additional $0.5 million reserve for IDX income tax positions that did not meet the more-likely-than-not recognition threshold. The net impact of these adjustments was a decrease to goodwill of $0.8 million related to the acquisition of IDX.

LookingGlass Business Combination

On April 21, 2023, the Company completed the acquisition of LookingGlass, a privately-held software company (the LookingGlass Business Combination). We expect the acquisition of LookingGlass will strengthen our Platform with industry-leading attack surface and threat intelligence capabilities.

The purchase consideration includes a potential maximum of 9.637 million shares of Company Common Stock, subject to adjustment for the LookingGlass Earnout Shares (see Note 9) and other customary purchase price adjustments. As of the date of the transaction, we estimated that 8.589 million shares will be issued to the selling shareholders.

The following table summarizes the estimated fair value of the purchase consideration (in thousands, except per share data):

Purchase consideration liability:
Purchase consideration shares
LookingGlass Earnout Shares	1,862,500
LookingGlass Deferred Shares	6,727,048
Total purchase consideration shares	8,589,548
Adjusted closing price per share of the Company's Common Stock (ZFOX) on April 21, 2023	$1.10
Fair value of purchase consideration liability	$9,422

Cash consideration	$9,500
Convertible note	3,333
Total purchase consideration	$22,255

The purchase consideration liability is discussed further in Note 9. The convertible note is discussed further in Note 6 under the caption "Alsop Louie Convertible Note".

The Company recorded the preliminary allocation of the purchase price to LookingGlass' assets acquired and liabilities assumed based on their fair values as of April 21, 2023. The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$1,608
Accounts receivable	3,233
Prepaid expenses and other assets	1,561
Property and equipment, net	1,627
Operating lease right-of-use assets	656
Goodwill	9,317
Intangible assets	17,900
Deferred tax assets	1,464
Total assets acquired	$37,366

Accounts payable	$1,304
Accrued compensation, accrued expenses, and other current liabilities	2,279
Operating lease liabilities, current	584
Deferred revenue, current	10,850
Operating lease liabilities, net of current portion	94
Total liabilities assumed	15,111
Total consideration transferred	$22,255

The following table sets forth the amounts allocated to the intangible assets identified, the estimated useful lives of those intangible assets, and the methodologies used to determine the fair values of those intangible assets (dollars in thousands):

	Fair Value	Useful Life (in years)	Fair Value Methodology
Customer relationships	$13,700	10	Multi-period Excess Earnings method of the Income Approach
Developed technology	4,000	7	Relief from Royalty method
Trade names and trademarks	200	2	Relief from Royalty method
	$17,900

The goodwill of $9.3 million represents the excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate, identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of expertise and industry know-how of the workforce, developed technology, back-office infrastructure, strong market position, and the assembled workforce of LookingGlass. None of the goodwill recognized is expected to be deductible for income tax purposes.

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

5: Goodwill and Intangible Assets

A summary of the changes in the fair value of goodwill is as follows (in thousands):

Successor

Goodwill (gross) - January 31, 2023	$1,105,258
Accumulated impairment loss	(698,650)
Goodwill (net) - January 31, 2023	$406,608
Business acquisition	10,127
Purchase accounting adjustments from the Business Combination	6,900
Goodwill (net) - July 31, 2023	$423,635

Predecessor

Goodwill (gross) - January 31, 2022	$35,002
Adjustment related to business acquisitions	—
Goodwill (net) - July 31, 2022	$35,002

Determining the fair value of the Company's single reporting unit requires judgment and the use of significant estimates and assumptions. Given the current competitive and macroeconomic environment and the uncertainties regarding the related impact on the business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim and annual goodwill impairment tests will prove to be accurate predictions of the future. If the Company’s assumptions are not realized, the Company may record additional goodwill impairment charges in the future. It is not possible at this time to determine if any such future impairment charge would result or whether such charge would be material.

The tables below summarize the Company’s intangible assets (amounts in thousands, except for useful lives).

	As of July 31, 2023
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8.7	$168,100	$(24,359)	$143,741
Developed technology	5.1	99,800	(19,163)	80,637
Trademarks / trade names	10.0	35,500	(3,529)	31,971
		$303,400	$(47,051)	$256,349

	As of January 31, 2023
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8.6	$154,400	$(11,894)	$142,506
Developed technology	5.0	95,800	(9,425)	86,375
Trademarks / trade names	10.0	35,300	(1,737)	33,563
		$285,500	$(23,056)	$262,444

The tables below summarizes the future amortization of the Company’s intangible assets (amounts in thousands).

Fiscal 2024 (remaining 6 months)	$20,568
Fiscal 2025	41,009
Fiscal 2026	40,932
Fiscal 2027	40,909
Fiscal 2028	31,484
Thereafter	81,447
Total amortization of intangible assets expense	$256,349

On the Company's Condensed Consolidated Statements of Comprehensive Loss, the Company recognizes expense for the amortization of customer relationships within sales and marketing expense, expense for the amortization of developed technology within cost of subscription revenue, and expense for the amortization of trademarks and trade names within general and administrative expense.

The Company recognized amortization of intangible assets expense in the accompanying Condensed Consolidated Statements of Comprehensive Loss as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three months ended July 31, 2023	Three months ended July 31, 2022	Six months ended July 31, 2023	Six months ended July 31, 2022
Cost of revenue - subscription	$4,938	$128	$9,737	$256
Sales and marketing	6,383	644	12,466	1,288
General and administrative	908	18	1,792	35
Total amortization of acquired intangible assets	$12,229	$790	$23,995	$1,579

6: Debt

The tables below summarize key terms of the Company’s debt (amounts in thousands, except for interest rates).

	As of July 31, 2023
Lender	Stated Interest Rate	Effective Interest Rate	Gross Balance	Unamortized Debt Discount	Unamortized Deferred Debt Issuance Costs	Net Carrying Value
Stifel Bank	9.50%	9.83%	$22,500	$(111)	$(71)	$22,318
InfoArmor	5.50%	5.50%	1,875	—	—	1,875
Convertible notes	7.00% Cash / 8.75% PIK	9.77%	163,429	—	(102)	163,327
Alsop Louie Convertible Note (1)	6.00%	3.36%	3,333	—	—	3,333
			$191,137	$(111)	$(173)	$190,853

				Current portion of long-term debt		$938
					Long-term debt	189,915
						$190,853
(1) Per the note agreement, the note is interest free for the first twelve months and bears interest at a rate of 6% per annum thereafter.

	As of January 31, 2023
Lender	Stated Interest Rate	Effective Interest Rate	Gross Balance	Unamortized Debt Discount	Unamortized Deferred Debt Issuance Costs	Net Carrying Value
Stifel Bank	8.50%	8.50%	$15,000	$—	$—	$15,000
InfoArmor	5.50%	5.50%	2,344	—	—	2,344
Convertible notes	7.00% Cash / 8.75% PIK	8.53%	156,564	—	(127)	156,437
			$173,908	$—	$(127)	$173,781

				Current portion of long-term debt		$15,938
					Long-term debt	157,843
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

The loan and security agreement with Stifel contains a provision whereby, in the Event of Default, the obligation will bear additional interest at a rate equal to 4%. Management evaluated Events of Default and determined the non-credit related events of default represent an embedded derivative that must be bifurcated and accounted for separately from the loan and security agreement. The default rate derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management has assessed the probability of occurrence for a non-credit default event and determined the likelihood of a referenced event to be remote. Therefore, the estimated fair value of the default rate derivative was negligible as of July 31, 2023, and January 31, 2023, and no amount was recorded.

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

Additionally, the amendment superseded the financial covenants for which the Company must be in compliance. The amended financial covenants include a covenant whereby the ratio of (A) the Company's unrestricted cash held at Stifel Bank plus 50% of the Company's net accounts receivable to (B) the Company's outstanding debt to Stifel Bank must equal at least 1.5 to 1.0. The amendment also requires the Company to maintain unrestricted cash at Stifel Bank of at least $17.5 million at all times. The Company was in compliance with its financial covenants as of July 31, 2023.

The loan with Stifel Bank is secured by all assets of the Company.

InfoArmor Note

On June 7, 2021, the Predecessor issued a $3.8 million promissory note payable to InfoArmor, Inc. in connection with its acquisition of Vigilante. The promissory note accrues interest at 5.5% per annum (computed on the basis of a 365-day year). Principal and interest payments of $0.2 million are paid quarterly over the four-year term of the loan maturing on June 7, 2025. As of July 31, 2023, $0.9 million was recorded in current portion of long-term debt in the Condensed Consolidated Balance Sheet.

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

At July 31, 2023, the net carrying amount of the Convertible Notes of $163.4 million (reflected as long term debt on the Condensed Consolidated Balance Sheet) compares to the fair value of $107.7 million. The fair value of the Convertible Notes is categorized as a Level 3 liability in the fair value hierarchy.

Alsop Louie Convertible Note

In connection with the LookingGlass Business Combination, on April 21, 2023, the Company issued a subordinated convertible promissory note in the principal amount of approximately $3.3 million to Alsop Louie Capital 2, L.P. in satisfaction of certain LookingGlass indebtedness (the Alsop Louie Convertible Note). The Alsop Louie Convertible Note matures on July 31, 2025, is interest free for the first twelve months, and bears interest at a rate of 6% per annum thereafter. Upon maturity of the Alsop Louie Convertible Note, the Company shall be obligated to pay, and prior to maturity the Company may elect to prepay, the principal amount and accrued interest on the Alsop Louie Convertible Note by paying cash, by issuing shares of common stock, or by a combination of cash and shares. At any time beginning July 1, 2024, the Alsop Louie Convertible Note shall become due if the volume-weighted average trading price of the Company’s common stock equals or exceeds $5.00 over a twenty-day trading period.

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
7: Warrants

ZeroFox Holdings, Inc. Public Warrants and Private Warrants

At July 31, 2023, there were 8,625,000 Public Warrants and 7,588,430 Private Warrants outstanding. The Public Warrants became exercisable on September 2, 2022, which was 30 days after the completion of the Business Combination. The Public Warrants will expire five years from the completion of the Business Combination or earlier upon redemption or liquidation.

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

The public closing price for the Company's Public Warrants as of July 31, 2023, was $0.04 per warrant, resulting in a fair value of $0.3 million and $0.3 million for the Public Warrants and Private Warrants, respectively. The Company recorded the change in the fair value of both the Public and Private warrants to change in fair value of warrant liabilities on the Condensed Consolidated Statement of Comprehensive Loss.

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

Fair Value of Stifel Warrant

The fair value of the Stifel Warrant was determined using a Black-Scholes model. The assumptions used in estimating the fair value of the Stifel Warrant are included in the table below. There are no values as of January 31, 2023, as the warrant was issued on April 21, 2023.

July 31, 2023
Asset price	$1.15
Exercise price of the warrant	$1.36
Contractual term	9.7
Volatility	65.00%
Dividend yield	0.00%
Risk-free rate	4.00%

The fair value of the Stifel Warrant was determined to be $0.1 million at July 31, 2023. The Company recorded the change in the fair value of the Stifel Warrant to change in fair value of warrant liabilities on the Condensed Consolidated Statement of Comprehensive Loss.

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

From the Closing date through July 31, 2023, no triggering events had been achieved.

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

	July 31, 2023	January 31, 2023

Per Share Price of Company Common Stock	$1.15	$3.62
Annual Equity Volatility	80.00%	65.00%
Risk-Free Rate of Return	4.34%	3.70%

Fair Value per Share Tranche I	$0.43	$2.12
Fair Value per Share Tranche II	$0.38	$1.88
Fair Value per Share Tranche III	$0.36	$1.67

Aggregate Fair Value (in thousands)	$504	$2,445

The Company recorded the change in the fair value of the Sponsor Earnout Shares to change in fair value of sponsor earnout shares on the Condensed Consolidated Statement of Comprehensive Loss.

9: Purchase Consideration Liability

The merger agreement governing the LookingGlass Business Combination (the merger agreement) provides that the selling shareholders are entitled to receive shares of Company Common Stock as part of the purchase consideration. The purchase consideration shares include two components: the LookingGlass Earnout Shares and the LookingGlass Deferred Shares. The purchase consideration shares shall be issued in three or four installments on the six-month, twelve-month, and eighteen-month anniversaries of the transaction closing date (April 21, 2023) and potentially a further issuance on July 31, 2025.

LookingGlass Earnout Shares

The LookingGlass merger agreement provides that the selling shareholders are entitled to receive up to 2.0 million shares of Company Common Stock (the LookingGlass Earnout Shares). The earnout period begins on February 1, 2023. There are four triggers where, upon achievement of the trigger, the LookingGlass Earnout Shares will be earned. The triggers are:

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

As of July 31, 2023, no triggering events had been achieved.

LookingGlass Earnout Shares Fair Value

The Company performed a probability-weighted assessment to estimate the achievement of each of the triggering events and determined the fair value of the LookingGlass Earnout Shares. Management's estimate of the fair value of the LookingGlass Earnout Shares is $2.0 million as of July 31, 2023 and April 21, 2023.

The Company recorded the change in the fair market value of the LookingGlass Earnout Shares to change in fair market value of purchase consideration liability on the Condensed Consolidated Statement of Comprehensive Loss.

LookingGlass Deferred Shares

The remaining purchase consideration shares consist of 5,761,841 shares that will be issued based on the passage of time (in accordance with the merger agreement) as well as a variable amount of shares that will be issued subject to indemnity claims (collectively, the LookingGlass Deferred Shares). The merger agreement provides that a variable number of shares of Company Common Stock will be withheld for a period of twelve months and be subject to indemnity claims by the Company, an additional 500,000 shares will be withheld until July 31, 2025, and be subject to certain indemnity claims by the Company.

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

The purchase consideration shares are remeasured to fair value each reporting date based on the Company's re-assessment of probability weightings related to the LookingGlass Earnout Shares and the variable portion of the LookingGlass Deferred Shares, as well as the price of the Company's Common Stock as reported on Nasdaq. The purchase consideration shares will remain unregistered with Nasdaq for a period of six months beginning on the transaction closing date. The Company applied a discount to the price of the Company's Common Stock to account for the restriction resulting from the shares not being registered on a national securities exchange until six months following the transaction closing date.

The calculation of the fair value of the purchase consideration liability is included in the table below (in thousands, except per share data). There is no balance as of January 31, 2023, as the LookingGlass Business Combination occurred on April 21, 2023.

July 31, 2023
Purchase consideration shares	8,589,548
Adjusted closing price per share of the Company's Common Stock (ZFOX)	$1.05
Fair value of purchase consideration liability	$9,026

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

Common Stock

The Company has issued and outstanding 119,270,214 shares of Common Stock as of July 31, 2023. Holders of Common Stock are entitled to one vote for each share.

Dividend Rights

Subject to the preferences that may apply to any shares of the Company's preferred stock outstanding at the time, the holders of Common Stock will be entitled to receive dividends out of funds legally available for the payment of dividends if the Board of Directors, in its discretion, authorizes the issuance of dividends. The Company's Board of Directors has not declared any dividends related to Company Common Stock as of July 31, 2023, and through the date these financial statements were available to be issued.

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

Preferred Stock

The Board of Directors of the Company has not issued any classes or series of preferred stock as of July 31, 2023, and through the date these financial statements were available to be issued.

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

11: Stock-Based Compensation

ZeroFox Holdings, Inc. 2022 Incentive Equity Plan

On August 3, 2022, the Company adopted the 2022 ZeroFox Holdings, Inc. Incentive Equity Plan (the 2022 Plan). The 2022 Plan became effective on the closing of the Business Combination, which also occurred on August 3, 2022. The 2022 Plan provides for the issuance of up to 11,750,135 shares of Common Stock to employees, officers, directors, consultants, and advisors in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (RSUs), dividend equivalents, and other stock or cash-based awards. On November 30, 2022, the Board of Directors approved an increase to the number of shares available for issuance under the 2022 plan, effective January 1, 2023. Pursuant to the terms of the 2022 Plan agreement, the shares available for issuance increased by 5% of the shares of Common Stock issued and outstanding at December 31, 2022, or 5,909,396 shares. As of July 31, 2023, there were 10,863,469 shares of Common Stock available for issuance under the 2022 Plan.

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

ZeroFox Holdings, Inc. Employee Stock Purchase Plan

On August 3, 2022, the Company adopted the ZeroFox Holdings, Inc. 2022 Employee Stock Purchase Plan (ESPP). The ESPP is designed to allow eligible employees of the Company and its subsidiaries to purchase shares of Company Common Stock with their accumulated payroll deductions. As of July 31, 2023, and through the date these financial statements were available to be issued, the Company had not implemented and made available the ESPP to its employees.

Stock Options

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. As the Company did not issue any stock options from the Closing Date of the Business Combination to July 31, 2023, this section describes how any such stock-based awards will be fair valued by the Company when they are issued. This section also describes how the Predecessor valued their stock-based awards.

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

	Successor	Predecessor
Assumptions	July 31, 2023	July 31, 2022
Weighted-average risk-free rate	N/A	1.48%
Weighted-average expected term of the option (in years)	N/A	6.07
Weighted-average expected volatility	N/A	38.92%
Weighted-average dividend yield	N/A	0.00%

A summary of option activity is as follows (Aggregate Intrinsic Value in thousands):

Successor	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 31, 2023	7,869,050	$1.55	5.58	$—
Granted	—	—
Exercised	(762,153)	0.34
Cancelled	(314,546)	4.55
Outstanding as of July 31, 2023	6,792,351	1.54	5.50	—
Vested as of July 31, 2023	5,647,324	1.14	5.06	52
Vested and expected to vest as of July 31, 2023	6,391,591	$1.41	5.36	$—

Predecessor	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of February 1, 2022	21,715,815	$0.44	6.29	$51,688
Granted	1,214,500	2.39
Exercised	(392,450)	0.27
Cancelled	(251,159)	1.47
Outstanding as of July 31, 2022	22,286,706	0.54	6.45	50,866
Vested as of July 31, 2022	14,784,495	0.27	5.41	37,759
Vested and expected to vest as of July 31, 2022	19,660,894	$0.47	6.18	$46,279

The Company did not grant any options during the three or six months ended July 31, 2023. The weighted-average grant-date fair value of options granted during the Quarter to Date Predecessor Period was $1.07. The weighted-average grant-date fair value of options granted during the Year to Date Predecessor Period was $1.00.

The total intrinsic value of options exercised during the three and six months ended July 31, 2023, was $0.1 million and $0.6 million, respectively. The total intrinsic value of options exercised during the Quarter to Date Predecessor Period was $0.3 million. The total intrinsic value of options exercised during the Year to Date Predecessor Period was $1.0 million.

RSUs

The fair value of RSUs is based on the closing price of the Company's Common Stock on the date of grant.

The Predecessor did not grant RSUs during the six months ended July 31, 2022. A summary of RSU activity is as follows:

Successor	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2023	2,802,426	$4.64
Granted	5,466,704	1.70
Vested	(317,926)	4.48
Cancelled	(181,500)	4.43
Outstanding as of July 31, 2023	7,769,704	$2.57

RSUs granted under the Company's stock incentive plans generally vest over a period of one to four years. The Company's outstanding RSUs vest upon the satisfaction of a service-based vesting condition.

Stock-Based Compensation Expense

The Company recognized non-cash, stock-based compensation expense in the accompanying Condensed Consolidated Statements of Comprehensive Loss as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three months ended July 31, 2023	Three months ended July 31, 2022	Six months ended July 31, 2023	Six months ended July 31, 2022
Cost of revenue - subscription	$72	$8	$79	$18
Cost of revenue - services	36	1	42	2
Research and development	459	56	627	111
Sales and marketing	453	130	686	215
General and administrative	1,294	283	1,979	506
Total stock-based compensation expense	$2,314	$478	$3,413	$852

Unrecognized compensation cost related to outstanding stock options totaled $2.3 million as of July 31, 2023, which is expected to be recognized over a weighted-average remaining period of 2.1 years.

Unrecognized compensation cost related to outstanding RSUs totaled $16.9 million as of July 31, 2023, which is expected to be recognized over a weighted-average remaining period of 3.0 years.

12: Income Taxes

For the three months ended July 31, 2023, the benefit from income taxes was $4.6 million. The effective tax rate of 21.58% differs from the statutory rate primarily as result of a change in the valuation allowance related to deductible temporary differences and carryforwards originating during the period, and the impact of state and foreign taxes. For the six months ended July 31, 2023, the benefit from income taxes was $7.7 million. The effective tax rate of 18.12% differs from the statutory rate primarily as result of a change in the valuation allowance related to deductible temporary differences and carryforwards originating during the period, and the impact of state and foreign taxes.

For the Quarter to Date Predecessor Period, the provision for income taxes was $0.1 million. The effective tax rate of (0.50)% differs from the statutory rate primarily as result of a change in the valuation allowance related to deductible temporary differences and carryforwards originating during the period, and the impact of foreign taxes. For the Year to Date Predecessor Period, the provision for income taxes was $0.1 million. The effective tax rate of (0.52)% differs from the statutory rate primarily as result of a change in the valuation allowance related to deductible temporary differences and carryforwards originating during the period, and the impact of foreign taxes.

On July 31, 2023, and January 31, 2023, the Company recorded gross unrecognized tax benefits of approximately $1.4 million, $1.2 million of which, if recognized, would impact the Company's effective tax rate. The Predecessor had no unrecognized tax benefits recorded as of July 31, 2022. Interest and penalties accrued related to uncertain tax positions were $0.2 million and $0.1 million at July 31, 2023, and January 31, 2023, respectively.

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

The Company incurred rent expense of $0.1 million and $0.2 million during the three and six months ended July, 31 2023, respectively. The Predecessor incurred rent expense of $0.1 million and $0.2 million during the three and six months ended July 31, 2022, respectively. As of July 31, 2023, and January 31, 2023, the Company had leasehold improvements of $0.1 million, net of accumulated depreciation of $0.1 million. The lessor holds a $0.1 million security deposit that is refundable at the end of the lease term.

Cyveillance Acquisition Sublease and Transition Support Agreement

As part of the consideration for the Cyveillance Acquisition, the Predecessor issued Predecessor Series E redeemable convertible preferred stock to LookingGlass. As a result, LookingGlass is a related party of the Predecessor. Through the conversion of Predecessor stock to Common Stock of the Company as part of the Business Combination, LookingGlass was a related party of the Company. The Company acquired the remaining portion of the LookingGlass business on April 21, 2023. Effective September 30, 2020, as part of the Cyveillance Acquisition, the Predecessor entered into a sublease agreement with LookingGlass for office space in Reston, Virginia. The Predecessor incurred rent expense of $0.1 million and $0.1 million during the three and six months ended July, 31 2022, respectively. The initial term of the sublease ended on July 31, 2022, and the Predecessor elected not to renew. The Predecessor and LookingGlass also entered into a transition support agreement. The agreement stipulated that the Predecessor will reimburse LookingGlass for services performed as part of the transition. During the three and six months ended July, 31 2022, the Predecessor did not incur any expense under the transition support agreement. The transition support agreement expired on July 31, 2022.

The Predecessor accrued $0.1 million of payment-in-kind (PIK) interest for notes payable with related parties during the six months ended July 31, 2022.

14: Commitments and Contingencies

Sales and Other Taxes

The Company’s cloud solutions and services are subject to sales and other taxes in certain jurisdictions where the Company does business. The Company bills sales and other taxes to customers and remits these to the respective government authorities. Taxing jurisdictions have differing rules and regulations, which are subject to varying interpretations that may change over time. There may be assessments for sales tax jurisdictions in which the Company has not accrued a sales tax liability. The Company has been unable to assess the probability, or estimate the amount, of this exposure. There were no pending sales tax reviews as of July 31, 2023.

Prior to January 1, 2022, IDX did not collect U.S. sales and use tax from its customers for its services. During 2020, IDX engaged an external tax consultant to perform a full U.S. sales tax nexus study and analysis. IDX accrued and reflected historical liabilities in its financial statements and was filing Voluntary Disclosure Agreements (VDA) in relevant U.S. jurisdictions. Beginning January 1, 2022, IDX began collecting, reporting, and remitting appropriate U.S. sales tax from its customers in all applicable jurisdictions. As of July 31, 2023, the Company recorded an accrual of $1.3 million for IDX sales and use taxes that were not remitted prior to January 31, 2022.

Employee Benefit Plans

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

The Company maintain two separate defined contribution 401(k) plans for legacy IDX and LookingGlass employees. Employees meeting certain requirements are eligible to participate to the respective plan. Under both plans, eligible participants may contribute a portion of their compensation to the plan and the Company may make matching contributions. The Company may make discretionary contributions to each plan at its option. The Company contributed a total of $0.2 million and $0.3 million to the IDX and LookingGlass plans during the three and six months ended July 31, 2023, respectively.

General Litigation

The Company may become involved in various disputes. In the opinion of management, the amount of liability, if any, resulting from the final resolution of these matters will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. The Company was not party to any pending litigation as of July 31, 2023.

Warranties and Indemnification

The Company’s enterprise cloud platform is warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s online help documentation under normal use and circumstances.

The Company’s arrangements include certain provisions for indemnifying customers against liabilities if its services infringe a third-party’s intellectual property rights. The Company has not incurred any material costs because of such obligations and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements.

The Company has agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions.

Purchase Commitments

The Company has a non-cancelable purchase commitment of $27.0 million related to five months of outsourced credit monitoring services provided to the Company’s largest customer as of July 31, 2023. The dollar amount and length of this commitment is determined by the customer’s exercise of annual option periods.

Index to Financial Statements

ID Experts Holdings, Inc.

ID Experts Holdings, Inc. and Subsidiary

Condensed Consolidated Statement of Income (Unaudited)

(in thousands, except share data)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Revenue	$29,232	$56,706
Cost of revenue	22,942	44,207
Gross profit	6,290	12,499

Operating expenses
Research and development	1,388	2,838
Sales and marketing	2,081	3,977
General and administrative	2,004	4,827
Total operating expenses	5,473	11,642

Income from operations	817	857

Other expense
Interest expense, net	137	257
Other expense	202	474
Change in fair value of warrant liabilities	133	133
Total other expense	472	864
Income (loss) before income taxes	345	(7)

Income tax expense	116	22

Net income (loss) after tax	$229	$(29)

Net income (loss) attributable to common stockholders, basic and diluted	$250	$(8)
Net income per share attributable to common stockholders, basic and diluted	$0.02	$-
Weighted-average shares used in computation of net loss per share attributable to common stockholders, basic and diluted:	12,756,222	12,706,627

See notes to condensed consolidated financial statements.

ID Experts Holdings, Inc. and Subsidiary

Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Deficit (Unaudited)

	Preferred Stock
(in thousands, except for share data)	Series A-1 Redeemable Convertible Preferred Stock		Series A-2 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—March 31, 2022	5,882,350	$10,000	26,194,324	$55,166	12,673,667	$1	$8	$(70,493)	$(70,484)
Preferred stock issued	—	—	—	—	—	—	—	—	—
Common stock issued	—	—	—	—	251,404	—	9	—	9
Stock-based compensation expense	—	—	—	—	—	—	7	—	7
Net income	—	—	—	—	—	—	—	229	229
Balance—June 30, 2022	5,882,350	$10,000	26,194,324	$55,166	12,925,071	$1	$24	$(70,264)	$(70,239)

	Preferred Stock
(in thousands, except for share data)	Series A-1 Redeemable Convertible Preferred Stock		Series A-2 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2021	5,882,350	$10,000	26,069,330	$54,902	11,671,845	$1	$-	$(70,235)	$(70,234)
Preferred stock issued	—	—	124,994	264	—	—	—	—	—
Common stock issued	—	—	—	—	1,253,226	—	11	—	11
Stock-based compensation expense	—	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	—	(29)	(29)
Balance—June 30, 2022	5,882,350	$10,000	26,194,324	$55,166	12,925,071	$1	$24	$(70,264)	$(70,239)

See notes to condensed consolidated financial statements.

ID Experts Holdings, Inc. and Subsidiary

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)	Six Months Ended June 30, 2022

Cash flows from operating activities:
Net loss	$(29)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39
Amortization of debt issuance cost	2
Stock-based compensation	13
Gain on warrant exercised	(8)
Change in fair value of debt	479
Deferred tax expense	3
Change in fair value of warrant liabilities	133
Provision for doubtful accounts	(130)
Loss on sale of property and equipment	1
Changes in operating assets and liabilities:
Accounts receivable	(1,910)
Deferred contract acquisition costs	(165)
Prepaid expenses and other assets	(81)
Accounts payable	664
Accrued compensation, accrued expenses, and other current liabilities	(758)
Deferred revenue	804
Net cash used in operating activities	(943)

Cash flows from investing activities:
Purchases of property and equipment	(42)
Net cash used in investing activities	(42)

Cash flows from financing activities:
Exercise of stock options	11
Net cash provided by financing activities	11

Net decrease in cash, cash equivalents, and restricted cash	(974)

Cash, cash equivalents, and restricted cash, beginning of period	17,986

Cash, cash equivalents, and restricted cash, end of period	$17,012

Supplemental Cash Flow Information:
Cash paid for interest	$255
Cash paid for taxes	107
Non-cash financing and investing activities:
Increase in redeemable convertible preferred stock	$(264)
Decrease in accrued expense	272
Increase in retained earnings	(8)

See notes to condensed consolidated financial statements.

ID Experts Holdings, Inc. and Subsidiary

Notes to Condensed Consolbidated Financial Statements (unaudited)

1: Organization and Description of Business

ID Experts Holdings, Inc. and subsidiary (the “Company”) believes it has a leading position in the United States by revenues as a provider of data breach response services, and associated identity and privacy protection services, to both government and commercial entities. The Company's data breach solutions include prevention, detection, forensic services, notification, and recovery assistance. The Company's membership subscriptions include credit and non-credit monitoring, prevention tools, and unlimited recovery assistance. ID Experts Holdings, Inc. was incorporated in the State of Delaware in 2016 at which time Identity Theft Guard Solutions, Inc., the primary operating entity, became the wholly owned subsidiary of ID Experts Holdings, Inc. as a result of its recapitalization. The Company serves clients throughout the United States (U.S.) and its headquarters are in Portland, Oregon.

On December 15, 2021, the Company’s Board of Directors approved a business combination agreement, which was entered into as of December 17, 2021 and announced publicly on December 20, 2021. The business combination agreement details a transaction where the Company is to be merged with ZeroFox, Inc. (“ZeroFox”) and L&F Acquisition Corp., a publicly traded special purpose acquisition corporation (SPAC). As noted in Note 2b, the transaction will be accounted for in one of two ways. In each scenario, the Company is expected to be the legal and accounting acquiree. The transaction, which is expected to close in mid-2022, is subject to regulatory approvals and customary closing conditions.

2: Summary of Significant Accounting Policies

a. Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP) set forth by the Financial Accounting Standards Board (FASB). References to U.S. GAAP issued by the FASB in these notes to the condensed consolidated financial statements are to the FASB Accounting Standards Codification (ASC).

b. Emerging Growth Company Status

The Company is an “emerging growth company” (EGC), as defined in the Jumpstart Our Business Startups Act (the JOBS Act), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company may take advantage of these exemptions until it is no longer an EGC under Section 107 of the JOBS Act and has elected to use the extended transition period for complying with new or revised accounting standards. As a result of this election, the Company’s financial statements may not be comparable to companies that comply with public company FASB standards’ effective dates.

The Company is in the process of merging with a publicly traded SPAC, which will be accounted for in one of two ways depending on the redemption elections of the SPAC shareholder; (1) assuming minimum redemption, the merger will be accounted for as a reverse recapitalization in accordance with U.S. GAAP or (2) assuming maximum redemption, ZeroFox will be considered a variable interest entity and the merger will be accounted for as an acquisition by the SPAC of ZeroFox in accordance with U.S. GAAP. Refer to Note 1 for more information regarding the transaction. If the transaction were to be consummated, the surviving company will remain an emerging growth company until the earliest of (i) the last day of the surviving company’s first fiscal year following the fifth anniversary of the completion of the SPAC’s initial public offering, (ii) the last day of the fiscal year in which the surviving company has total annual gross revenue of at least $1.07 billion, (iii) the last day of the fiscal year in which the surviving company is deemed to be a large accelerated filer, which means the market value of the surviving company’s common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th or (iv) the date on which the surviving company’s has issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

c. Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company. All intercompany balances and transactions have been eliminated in consolidation.

d. Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses reported during the period. Such estimates include assumptions used in the allocation of revenue, long-lived assets, liabilities, depreciable lives of assets, stock-based compensation, and deferred income taxes. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

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

The following table illustrates the timing of the Company’s revenue recognition:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Breach - point in time	15.3%	13.1%
Breach - over time	80.8%	82.9%
Membership services - over time	3.9%	4.0%

As discussed in Note 3, all revenue was recognized over time prior to the adoption of ASC 606.

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

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. No losses on uncompleted contracts were recognized for the three and six months ended June 30, 2022.

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

The Company is required to estimate the total consideration expected to be received from contracts with customers, including any variable consideration. Once the estimated transaction price is established, amounts are allocated to performance obligations on a relative SSP basis. The Company’s breach business derives revenue from two main performance obligations: (i) notification and (ii) combined call center and monitoring services, described further in Note 3.

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

Judgment is required to determine the SSP for each distinct performance obligation. The Company rarely sells its individual breach services on a standalone basis and accordingly, the Company is required to estimate the range of SSPs for each performance obligation. In instances where the SSP is not directly observable because the Company does not sell the service separately, the Company reviews information that includes historical discounting practices, market conditions, cost-plus analyses, and other observable inputs to determine an appropriate SSP. The Company typically has more than one SSP for individual performance obligations due to the stratification of those items by classes of customers, size of breach, and other circumstances. In these instances, the Company may use other available information such as service inclusions or exclusions, customizations to notifications, or varying lengths of call center or identity protection services in determining the SSP.

If a group of agreements are so closely related to each other that they are in effect part of a single arrangement, such agreements are deemed to be one arrangement for revenue recognition purposes. The Company exercises judgment to evaluate the relevant facts and circumstances in determining whether the separate agreements should be accounted for separately or as in substance, a single arrangement. The Company’s judgments about whether a group of contracts comprises a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of the Company’s operations.

The Company has not experienced significant refunds to customers. The Company’s estimates related to revenue recognition may require significant judgment and the change in these estimates could have an effect on the Company’s results of operations during the periods involved.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on the Condensed Consolidated Balance Sheets. The Company records a contract asset when revenue is recognized prior to invoicing and records a deferred revenue liability when revenue is expected to be recognized after invoicing. For the Company’s breach services agreements, customers are typically invoiced at the beginning of the arrangement for the entire contract amount. When the breach agreement includes variable components related to as-incurred identity protection services, customers are invoiced monthly for the duration of the enrollment or call center period.

Unbilled accounts receivable, which consists of services billed one month in arrears, was $7.5 million as of June 30, 2022. These unbilled amounts are included in accounts receivable as the Company has the unconditional right to receive this consideration.

Contract assets are presented as other receivables within the Condensed Consolidated Balance Sheets and primarily relate to the Company’s rights to consideration for work completed but not billed on service contracts. Contract assets are transferred to receivables when the Company invoices the customer. Contract liabilities are presented as deferred revenue and relate to payments received for services that are yet to be recognized in revenue.

During the three and six months ended June 30, 2022, the Company recognized $2.0 million and $4.5 million of revenue that was included in deferred revenue at the end of the preceding year, respectively. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 57% of its June 30, 2022, deferred revenue balance in the remaining two quarters of 2022, 43% in the six months ended June 30, 2023, and the remainder thereafter.

In instances where the timing of revenue recognition differs from the timing of invoicing, the Company determined that its contracts do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company's services and not to facilitate financing arrangements.

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

g. Contract Costs

The Company capitalizes costs to obtain a contract or fulfill a contract. These costs are recorded as deferred contract acquisitions costs on the Condensed Consolidated Balance Sheets. Costs to obtain a contract for a new customer are amortized on a straight-line basis over the estimated period of benefit. The Company determined the estimated period of benefit by taking into consideration the contractual term. The Company periodically reviews the carrying amount of the capitalized contract costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit. Amortization expense associated with costs to fulfill a contract is recorded to cost of services on the Condensed Consolidated Statements of Income. Amortization expense associated with costs to obtain a contract (sales commissions) is recorded to sales and marketing expense on the Condensed Consolidated Statements of Income.

h. Cost of Services

Cost of services consists of fees to outsourced service providers for credit monitoring, call center operation, notification mailing, insurance, and other miscellaneous services and internal labor costs. Costs incurred for breach service contracts represent fulfillment costs. These costs are deferred within capitalized contract costs and recognized in relation to revenue recorded over the combined service and membership terms. The remainder of cost of services are expensed as incurred. Relevant depreciation and amortization are included in cost of services on the Condensed Consolidated Statements of Income.

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

j. Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively.

k. Stock-Based Compensation

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

Excess tax benefits of awards that relate to stock option exercises are reflected as operating cash inflows. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for options amounted to $0.01 million for the three and six months ended June 30, 2022.

l. Earnings (Loss) per Share

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

m. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash balances and trade accounts receivable. The Company maintains cash balances at two financial institutions. The balances, at times, exceed federally insured limits. As of June 30, 2022, balances exceeded federally insured limits by $17.0 million. The Company has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk from cash. Concentrations of credit with respect to accounts receivables are generally limited due to the large number of customers, outside the U.S. Government, comprising the Company's customer base and their dispersion across different industries.

The Company generated 70% and 73% of its revenue in for the three and six months ended June 30, 2022, respectively, from the U.S. Government, who generally pays invoices in less than thirty days and is deemed to be a low credit risk. On June 30, 2022, accounts receivables from the U.S. Government made up 57% of the Company’s outstanding accounts receivables.

n. Income Taxes

The Company provides for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax effect of differences between recorded assets and liabilities and their respective tax basis along with operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the rate change becomes effective. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained in the event of a tax audit. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in income tax expense, $0.1 million in penalties and interest have been accrued to expense as of June 30, 2022, and are discussed further in Note 6.

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

The Company's income tax returns are generally subject to examination by taxing authorities for a period of three years from the date they are filed. Tax authorities may have the ability to review and adjust net operating loss or tax credit carryforwards that were generated prior to these periods if utilized in an open tax year. As of June 30, 2022, the Company’s income tax returns for the years ended December 31, 2016 through 2021 are subject to examination by the Internal Revenue Service and applicable state and local taxing authorities.

o. Sales and Use Taxes

The Company collects sales tax in various jurisdictions. Upon collection from customers, it records the amount as a payable to the related jurisdiction. On a periodic basis, it files a sales tax return with the jurisdictions and remits the amounts indicated on the return.

p. Segment Reporting

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

q. Deferred Rent and Lease Incentives

Rent expense and lease incentives from the Company’s operating leases are recognized on a straight-line basis over the lease term. The Company’s operating lease includes rent escalation payment terms and a rent-free period. Deferred rent represents the difference between actual operating lease payments and straight-line rent expense over the term of the lease.

r. Standards Issued and Adopted

In May 2021, the FASB issued ASU 2021-04, Earnings per Share (“Topic 260”), Debt – Modifications and Extinguishments (“Subtopic 470-50”), Compensation – Stock Compensation (“Topic 718”), and Derivatives and Hedging – Contracts in Entity’s Own Equity (“Subtopic 815-40”). ASU 2021-04 clarifies the accounting by issuers for modifications or exchanges of equity-classified warrants and is effective for fiscal years starting after December 15, 2021. IDX adopted ASU 2021-04 effective as of January 1, 2022. The adoption of ASU 2021-04 did not have an impact on the condensed consolidated financial statements.

s. Standards Issued but Not Yet Effective

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). The amendments will remove certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. IDX is currently evaluating the impact of ASU 2019-12 on its consolidated financial statements.

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

The following table summarizes breach revenue from contracts with customers for the three and six months ended June 30, 2022 (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Notification services	$4,460	$7,444
Call center and monitoring services	23,630	47,012
Total breach services	$28,090	$54,456

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

Membership Services

For the three and six months ended June 30, 2022, revenue from consumer membership services was 4% of total revenue. For the three and six months ended June 30, 2022, no single consumer membership services customer exceeded 10% of total revenue.

Timing of Revenue Recognition

As a result of the adoption of ASC 606, the timing of recognition of certain performance obligations has changed. For example, most breach services contracts contain distinct performance obligations and now have a portion of revenue recognized up front, whereas these arrangements were previously recognized over time. In addition, allocating the transaction price on a relative SSP basis under the new guidance has generally resulted in an acceleration of revenue of point-in-time performance obligations.

Contract Costs

During the three and six months ended June 30, 2022, the Company recognized $4.1 million and $6.7 million of amortization expense of capitalized contract costs, respectively. Contract costs include fulfillment costs and costs to obtain contracts. There were no impairment losses recognized for the three and six months ended June 30, 2022.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of June 30, 2022, the Company had $93.1 million of remaining performance obligations. The approximate percentages expected to be recognized as revenue in the future are as follows (in thousands, except percentages):

	0-12 Months	13-24 Months	Over 24 Months	Total Remaining Performance Obligations
Breach services	98%	1%	1%	$92,508
Consumer membership services	100%	0%	0%	635
Total	98%	1%	1%	$93,143

4: Redeemable Convertible Preferred Stock

Series A-1 Redeemable Convertible Preferred Stock

On July 29, 2016, the Company’s Board of Directors approved the issuance of up to 6,000,000 shares of Series A-1 preferred stock, par value $0.0001. The original issuance price of the Series A-1 preferred stock was $0.85. Series A-1 preferred stock is recorded at the maximum redemption value per the agreement in redeemable convertible preferred stock.

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

Redemption

The Series A-1 preferred stock is redeemable at the option of the stockholders seven years after original issuance, which is outside of the Company’s control, and therefore, is classified as temporary equity. The redemption price is the higher of the fair market value of the shares upon conversion to common stock or the original issuance price plus any declared and unpaid dividends. The fair market value of the shares shall not exceed any amount which is greater than two times (2x) the original issue price.

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

Series A-2 Redeemable Convertible Preferred Stock

On July 29, 2016, the Company’s Board of Directors approved the issuance of up to 27,000,000 of Series A-2 preferred stock, par value $0.0001. The original issuance price of the Series A-2 preferred stock was $1.053. Series A-2 preferred stock is recorded at the maximum redemption value per the agreement in redeemable convertible preferred stock.

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

In the event of a liquidation event, excluding a public offering, Stockholders of Series B preferred stock receive, following all preferential distributions made to Series A-1 preferred stock and Series A-2 preferred stock, any declared and unpaid dividends and a liquidation preference of $0.361 per share. As of June 30, 2022, no Series B preferred stock was outstanding.

Common Stock

As of June 30, 2022, the Company had authorized 53,000,000 shares of common stock with a par value of $0.0001. Stockholders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the Board of Directors, and upon liquidation or dissolution, receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to stockholders of the Company’s preferred stock.

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

6: Income Taxes

The income (loss) before income taxes is solely from domestic sources.

The provision for income taxes for the three and six months ended June 30, 2022, are as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Income tax expense from continuing operations	$116	$22
Income (loss) from continuing operations before income taxes	$345	$(7)
Effective income tax rate	33.6%	-303.5%

The effective tax rate for the three and six months ended June 30, 2022 differs from the statutory rate due to non-deductible expenses and the impact of state taxes.

The unrecognized tax benefits for uncertain tax positions was approximately $0.7 million as of June 30, 2022. Penalties and interest of $0.02 million have been accrued to expense as of June 30, 2022. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

As of June 30, 2022, the Company is not currently under examination by tax authorities.

7: Stock Incentive Plan

In August 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”) in which incentive equity awards were authorized to be issued to key employees, officers, directors, and consultants of the Company. Under the terms of the 2016 Plan a maximum of 6,287,732 shares of common stock are available for issuance. The Company may grant shares of common stock in the form of incentive stock options, nonqualified stock options, restricted stock grants, non-restricted stock grants or restricted stock units. Options granted under the 2016 Plan have a term of ten years and vest over a period of up to 48 months, subject to modification by the Board of Directors. The exercise price of the options may not be granted at a price less than 100% of the fair value of the common stock on the date of grant. In August 2017, the Company terminated the 2016 Plan and all shares available for issuance were rolled into the 2017 Equity Incentive Plan (the "2017 Plan"). As of June 30, 2022, there were 265,000 awards outstanding and no shares available for issuance under the 2016 Plan.

In August 2017, the Company adopted the 2017 Plan in which incentive equity awards were authorized to be issued to key employees, officers, directors, and consultants of the Company. Under the terms of the 2017 Plan a maximum of 8,785,330 shares of common stock are available for issuance and future cancellations and forfeitures from the 2016 Plan role into the available pool automatically. The Company may grant shares of common stock in the form of incentive stock options, nonqualified stock options, restricted stock grants, non-restricted stock grants or restricted stock units. Options granted under the 2017 Plan have a term of ten years and vest over a period of up to 60 months, subject to modification by the Board of Directors. The exercise price of the options may not be granted at a price less than 100% of the fair value of the common stock on the date of grant. As of June 30, 2022, there were 2,315,682 awards outstanding and 296,977 shares available for issuance under the 2017 Plan.

Stock-based compensation expense of $0.01 million for stock options was recorded in general and administrative expenses in the Condensed Consolidated Statements of Income for the three and six months ending June 30, 2022. As of June 30, 2022, there was $0.1 million of total compensation expense related to stock-based awards granted under the plans that will be recognized from the remaining quarters in 2022 through 2026. Stock-based compensation expense of $0.1 million is expected to be recognized over a weighted average period of 3.26 years.

The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average grant date fair value of options granted during the six months ended June 30, 2022, was $1.97. The Company uses a simplified method to estimate the expected term of the options. The Company utilizes a divided yield rate of 0% as it does not expect to issue dividends. Since the Company’s shares are not publicly traded, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. The weighted average assumptions for the six months ended June 30, 2022, grants are as follows:

Assumptions	Six Months Ended March 31, 2022
Weighted-average risk-free rate	2.20%
Weighted-average expected term of the option (in years)	7.0
Weighted-average expected volatility	35.00%
Weighted-average dividend yield	0.00%

Stock option activity during the six months ended June 30, 2022, is as follows:

(Aggregate Intrinsic Value in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	2,843,372	$0.14	7.3	$5,768
Granted	72,500	1.97
Exercised	(272,766)	0.04
Cancelled	(62,424)	0.39
Outstanding as of June 30, 2022	2,580,682	$0.20	6.5	$12,008
Vested as of June 30, 2022	1,511,596	$0.17	5.3	$7,083

The weighted average grant date fair value of options exercised during the six months ended June 30, 2022, was $0.04. The intrinsic value of options exercised during the six months ended June 30, 2022, was $1.3 million. The fair value of shares vested during the six months ended June 30, 2022, was $1.0 million.

8: Earnings (Loss) per Share

Earnings (loss) Per Share (EPS) is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. Series A-1 and A-2 preferred stock are entitled to receive nonforfeitable dividends equivalent to the dividends paid to the holders of common stock; the preferred shares meet the definition of participating securities. The following table present the calculations of basic and diluted EPS for the three and six months ended June 30, 2022 (in thousands, except per share data):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net income (loss) applicable to common equity	$229	$(29)
Less: undistributed earnings allocated to participating securities	21	21
Net income (loss) applicable to common stockholders	$250	$(8)

Total weighted-average common shares outstanding	12,756,222	12,706,627
Net income (loss) per share, basic and diluted	$0.02	$-

9: Related Party Transactions

The Company has a convertible debt loan due to several stockholders. The Company did not pay any loan fees or interest on the convertible debt loan to its stockholders for the three and six months ended June 30, 2022.

Additionally, the Company recognized $0.1 million and $0.4 million in revenue from contracts with affiliates of minority stockholders and recognized $0 and $0.1 million in expense from contracts with affiliates of majority stockholders during the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2022, expense of $0 and $0.1 million was recorded in cost of services in the Condensed Consolidated Statements of Income, respectively.

10. Commitments and Contingencies

From time to time, the Company may become involved in routine litigation arising in the ordinary course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome of such matters is not likely to have a material effect on the Company’s financial position, results of operations, or cash flows.

The Company has entered a non-cancelable purchase commitment of $64.9 million related to twelve months of outsourced credit monitoring services provided to the Company’s largest customer as of June 30, 2022. This commitment amount and length is determined by the customer’s exercise of annual option periods.

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

Russian Invasion of Ukraine

We are monitoring and responding to the effects of the conflict in Ukraine and the associated sanctions and other restrictions. The full impact of the conflict on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflict and its impact on regional and global economic conditions. We will continue to monitor the effects of the conflict and assess the related restrictions and other effects and pursue prudent decisions for our team members, customers, and business. To-date the conflict has not resulted in a material impact to our business operations and financial performance.

Recent Acquisitions

On April 21, 2023, we completed the acquisition of Lookingglass Cyber Solutions, Inc. (LookingGlass). The successful completion of the acquisition combined the innovative platforms of ZeroFox and LookingGlass, enabling our customers to build a robust security posture by providing world-class visibility into external attack surface assets and vulnerabilities.

Key Factors Affecting Performance

New Customer Acquisition

Our future growth depends in large part on our ability to acquire new customers. To attract new customers, we will continue to invest in our sales and marketing efforts. Many organizations have not yet adopted external cybersecurity solutions and our business and operating results will be affected by the rate at which organizations adopt our solutions. We believe our Platform addresses the evolving needs of organizations of all sizes and industries and coupled with our go-to-market strategy, presents significant opportunities for growth.

Investing in Growth

We will continue to invest in our business so that we can capitalize on our market opportunity. We will continue to invest in sales and marketing to grow our sales team, expand our brand recognition and optimize our channel partner network. We will continue to invest in our research and development team to build additional functionality and enhance existing functionality in our Platform to extend our capabilities as our success is dependent on our ability to further our technological leadership. Additionally, we plan to evaluate strategic acquisitions of businesses and technologies to expand and enhance the functionality of our Platform.

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

Subscription Customers

We believe that the size of our customer base is an indicator of our market adoption and that our net new customer additions are an indicator of the growth of our business. We focus our sales and marketing efforts on large enterprises and medium-sized businesses. We define a subscription customer as any entity that has entered into a distinct agreement for access to our Platform for which the term has not ended or with which we are continuing to provide service and negotiating a renewal contract that expired within 90 days of the applicable measurement date. We do not consider our channel partners as subscription customers, and we treat managed service security providers, who may purchase our products on behalf of multiple companies, as a single subscription customer. As of July, 2023, the Company had 1,304 subscription customers in 61 countries.

Annual Recurring Revenue ("ARR")

We believe that ARR is a key operating metric to measure our business as changes in ARR reflect our ability to acquire net new customers and to maintain, retain, and expand our relationships with our existing customers. We define ARR as the annualized contract value of all recurring revenue related to contracts in place at the end of the reporting date assuming any contract is renewed on its existing terms. We continue to include ARR from customers whose term has expired within 90 days of the applicable measurement date for which we are actively negotiating renewal. As of July 31, 2023, the Company had an ARR of $181.8 million.

Components of Our Results of Operations

Revenue

We generate revenue from subscription agreements and from services, which includes breach response services.

Subscription revenue includes access to our Platform for protection, intelligence, disruption, and response capabilities along with credit and identity protection services. The majority of our customers are invoiced annually in advance of their subscription term. Our subscription agreements are “stand ready” to permit platform access and provide our protection services over the contractual term. We recognize subscription revenue ratably over the term of the agreement.

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

Change in Fair Value of Purchase Consideration Liability

Purchase consideration liability consists of the fair value of the purchase consideration not yet finalized in the acquisition of LookingGlass. The change in the fair value of the purchase consideration liability is primarily driven by changes in the price of the Company's Common Stock.

Change in Fair Value of Warrant Liabilities

Warrant liabilities consists of the fair value of the Company's outstanding warrants issued to various holders. The change in the fair value of the warrant liabilities is primarily driven by changes in the price of the Company's Common Stock.

Change in Fair Value of Sponsor Earnout Shares Liability

Sponsor earnout shares liability consists of the fair value of the potentially issuable sponsor earnout shares. The change in the fair value of the sponsor earnout shares liability is primarily driven by changes in the price of the Company's Common Stock.

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

Results of Operations

Results for the Three Months Ended July 31, 2023 (Successor) and the Three Months Ended July 31, 2022 (Predecessor)

This section describes the results of the Company for the three months ended July 31, 2023 and the Predecessor's results for the three months ended July 31, 2022.

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

The following table sets forth our results of operations:

	Successor	Predecessor
(dollars in thousands)	Three months ended July 31, 2023	Three months ended July 31, 2022
Revenue
Subscription	$23,220	$14,690
Services	39,015	462
Total revenue	62,235	15,152
Cost of revenue
Subscription (1)	11,410	4,266
Services (1)	32,073	214
Total cost of revenue	43,483	4,480
Gross profit	18,752	10,672
Operating expenses
Research and development (1)	8,705	4,062
Sales and marketing (1)	16,101	9,829
General and administrative (1)	10,126	5,039
Total operating expenses	34,932	18,930
Loss from operations	(16,180)	(8,258)
Interest expense, net	(3,818)	(1,545)
Change in fair value of purchase consideration liability	(1,455)	—
Change in fair value of warrant liabilities	144	(1,396)
Change in fair value of sponsor earnout shares	(160)	—
Loss before income taxes	(21,469)	(11,199)
(Benefit from) provision for income taxes	(4,633)	56
Net loss after tax	$(16,836)	$(11,255)

(1) includes stock-based compensation expense as follows:

	Successor	Predecessor
(dollars in thousands)	Three months ended July 31, 2023	Three months ended July 31, 2022
Cost of revenue - subscription	$72	$8
Cost of revenue - services	36	1
Research and development	459	56
Sales and marketing	453	130
General and administrative	1,294	283
Total stock-based compensation expense	$2,314	$478

The following tables disclose the components of the Consolidated Statements of Comprehensive Loss as a percentage of revenue:

	Successor	Predecessor
(as a percentage of total revenue)	Three months ended July 31, 2023	Three months ended July 31, 2022
Revenue
Subscription	37%	97%
Services	63%	3%
Total revenue	100%	100%
Cost of revenue
Subscription (1)	18%	28%
Services (1)	52%	1%
Total cost of revenue	70%	29%
Gross profit	30%	71%
Operating expenses
Research and development (1)	14%	27%
Sales and marketing (1)	26%	65%
General and administrative (1)	16%	33%
Total operating expenses	56%	125%
Loss from operations	-26%	-54%
Interest expense, net	-6%	-10%
Change in fair value of purchase consideration liability	-2%	0%
Change in fair value of warrant liability	0%	-9%
Change in fair value of sponsor earnout shares	0%	0%
Loss before income taxes	-34%	-73%
(Benefit from) provision for income taxes	-7%	0%
Net loss after tax	-27%	-73%

(1) includes stock-based compensation expense as follows:

	Successor	Predecessor
(as a percentage of total revenue)	Three months ended July 31, 2023	Three months ended July 31, 2022
Cost of revenue - subscription	0%	0%
Cost of revenue - services	0%	0%
Research and development	1%	0%
Sales and marketing	1%	0%
General and administrative	2%	2%
Total stock-based compensation expense	4%	2%

Revenue

	Successor	Predecessor
(dollars in thousands)	Three months ended July 31, 2023	Three months ended July 31, 2022
Subscription revenue	$23,220	$14,690
Services revenue
Breach	37,988	—
Other services	1,027	462
Total services revenue	39,015	462
Total	$62,235	$15,152

Revenue was $62.2 million for the three months ended July 31, 2023, including $23.2 million for subscriptions and $39.0 million for services. Services revenue was primarily made up of breach response services of $38.0 million.

Revenue was $15.2 million for the three months ended July 31, 2022, including $14.7 million for subscriptions and $0.5 million for services.

Cost of Revenue, Gross Profit, and Gross Margin

	Successor	Predecessor
(dollars in thousands)	Three months ended July 31, 2023	Three months ended July 31, 2022
Subscription cost of revenue	$11,410	$4,266
Services cost of revenue	32,073	214
Total cost of revenue	43,483	4,480

Subscription gross profit	11,810	10,424
Services gross profit	6,942	248
Total gross profit	$18,752	$10,672

Subscription gross margin	51%	71%
Services gross margin	18%	54%
Total gross margin	30%	70%

Cost of revenue was $43.5 million for the three months ended July 31, 2023, including $11.4 million for subscription and $32.1 million for services. Cost of revenue for subscription was primarily made up of $4.0 million for salaries, benefits, and other compensation related costs for employees that support the subscription platforms; $4.9 million for amortization of acquired technology assets; and $1.8 million for acquired data and software. Cost of revenue for services was primarily made up of $16.9 million for acquired data, $12.6 million for notifications and postage related to breach response services, and $1.5 million for salaries, benefits and other compensation related costs for employees that deliver the Company's professional service offerings.

Gross profit and gross profit margin for the three months ended July 31, 2023, were $18.8 million and 30%, respectively. Gross profit and gross profit margin for subscription for the three months ended July 31, 2023, were $11.8 million and 51%, respectively. Gross profit and gross profit margin for services for the three months ended July 31, 2023, were $6.9 million and 18%, respectively.

Cost of revenue was $4.5 million for the three months ended July 31, 2022, including $4.3 million for subscription and $0.2 million for services. Cost of revenue for subscription was primarily made up of $2.7 million for salaries, benefits, and other compensation related costs for employees that support the subscription platforms, $0.8 million for acquired data and software, and $0.2 million for amortization of capitalized software development costs. Cost of revenue for services was primarily made up of $0.2 million for salaries, benefits and other compensation related costs for employees that deliver the Company's service offerings.

Gross profit and gross profit margin for the three months ended July 31, 2022, were $10.7 million and 70%, respectively. Gross profit and gross profit margin for subscription for the three months ended July 31, 2022, were $10.4 million and 71%, respectively. Gross profit and gross profit margin for services for the three months ended July 31, 2022, were $0.2 million and 54%, respectively.

Research and Development

	Successor	Predecessor
(dollars in thousands)	Three months ended July 31, 2023	Three months ended July 31, 2022
Research and development	$8,705	$4,062

Research and development expense was $8.7 million for the three months ended July 31, 2023. Research and development expense was primarily made up of $6.7 million for salaries, benefits, and other compensation related costs for employees in software engineering and product development functions; $0.7 million for hosting, acquired software, and software services; and $0.6 million for contractors to provide supplemental research and development efforts.

Research and development expense was $4.1 million for the three months ended July 31, 2022. Research and development expense was primarily made up of $3.6 million for salaries, benefits, and other compensation related costs for employees in software engineering and product development functions and $0.2 million for hosting, acquired software, and software services.

Sales and Marketing

	Successor	Predecessor
(dollars in thousands)	Three months ended July 31, 2023	Three months ended July 31, 2022
Sales and marketing	$16,101	$9,829

Sales and marketing expense was $16.1 million for the three months ended July 31, 2023. Sales and marketing expense was primarily made up of $10.1 million for salaries, benefits, and other compensation related costs for employees in sales and marketing functions, $6.4 million for amortization of acquired customer relationships intangible assets, $1.4 million for marketing programs and travel related expenses, and $0.3 million of fees paid to third parties for referrals. The impact was partially offset by $3.1 million related to the adjustment of the amortization of capitalized sales commissions recorded as part of the Company's finalization of purchase accounting for the Business Combination.

Sales and marketing expense was $9.8 million for the three months ended July 31, 2022. Sales and marketing expense was primarily made up of $7.0 million for salaries, benefits, and other compensation related costs for employees in sales and marketing functions, $1.5 million for marketing programs and travel related expenses, and $0.6 million for amortization of acquired customer relationships intangible assets.

General and Administrative

	Successor	Predecessor
(dollars in thousands)	Three months ended July 31, 2023	Three months ended July 31, 2022
General and administrative	$10,126	$5,039

General and administrative expense was $10.1 million for the three months ended July 31, 2023. General and administrative expense was primarily made up of $3.3 million for salaries, benefits, and other compensation related costs for employees primarily in executive leadership, finance, accounting human resources, legal, and corporate IT; $1.3 million for professional service fees, primarily legal and audit service; $1.3 million for stock-based compensation; $1.1 million for insurance; $0.9 million for amortization of acquired trade names intangible assets; $0.6 million for rent and utilities; and $0.5 million for corporate productivity tools.

General and administrative expense was $5.0 million for the three months ended July 31, 2022. General and administrative expense was primarily made up of $1.9 million for salaries, benefits, and other compensation related costs for employees primarily in executive leadership, finance, accounting human resources, legal, and corporate IT; $1.6 million for professional service fees, primarily legal and audit services; $0.4 million for rent and related expenses; and $0.2 million for corporate productivity tools.

Interest Expense, Net

	Successor	Predecessor
(dollars in thousands)	Three months ended July 31, 2023	Three months ended July 31, 2022
Interest expense, net	$3,818	$1,545

Interest expense was $3.8 million for the three months ended July 31, 2023. Interest expense was primarily made up of $3.5 million for payment-in-kind interest at an annual rate of 8.75% on the Company's Convertible Notes.

Interest expense was $1.5 million for the three months ended July 31, 2022. Interest expense was primarily related to interest payments for the Predecessor's credit agreements with Stifel Bank and Orix Growth Capital, LLC.

Change in the Fair Market Value of Purchase Consideration Liability

	Successor	Predecessor
(dollars in thousands)	Three months ended July 31, 2023	Three months ended July 31, 2022
Loss on change in fair value of purchase consideration liability	$(1,455)	$—

The change in the fair market value of the Purchase Consideration Liability was a loss of $(1.5) million for the three months ended July 31, 2023. The increase in the fair market value of the Purchase Consideration liability was primarily driven by the increase in the price of the Company's Common Stock from April 30, 2023, to July 31, 2023.

There was no gain or loss recognized for change in fair market value of the Purchase Consideration liability for the three months ended July 31, 2022, as the liability was initially recognized as part of the completion of the LookingGlass Business Combination on April 21, 2023.

Change in the Fair Market Value of Warrants

	Successor	Predecessor
(dollars in thousands)	Three months ended July 31, 2023	Three months ended July 31, 2022
Gain (loss) on change in fair value of warrant liabilities	$144	$(1,396)

The change in fair market value of warrants was a gain of $0.1 million for the three months ended July 31, 2023. The gain was due to the change in fair value of the Company's Public Warrants and Private Warrants. The warrant liabilities were recorded at a fair value of $0.9 million as of April 30, 2023. The Company recorded a mark to market adjustment of $0.1 million reducing the liability to a fair value of $0.8 million as of July 31, 2023. The reduction in the fair value of the Company's warrant liabilities was driven by the reduction in the public trading price for the Company's Public Warrants from April 30, 2023, to July 31, 2023. The Company's Private Warrants are economically similar to the Public Warrants and as such, use the price of the Company's Public Warrants as an indicator of fair value.

The change in fair market value of warrants was a loss of $1.4 million for the three months ended July 31, 2022. The loss recognized during the three months ended July 31, 2022, reflected the increase in the estimated fair value of the Predecessor's Common Stock.

Change in the Fair Market Value of Sponsor Earnout Shares

	Successor	Predecessor
(dollars in thousands)	Three months ended July 31, 2023	Three months ended July 31, 2022
Loss on change in fair value of sponsor earnout shares	$(160)	$—

The change in the fair market value of the Sponsor Earnout Shares was a loss of $(0.2) million for the three months ended July 31, 2023. The increase in the fair market value of the Sponsor Earnout Shares liability was primarily driven by the increase in the price of the Company's Common Stock from April 30, 2023, to July 31, 2023.

There was no gain or loss recognized for change in fair market value of the Sponsor Earnout Shares for the three months ended July 31, 2022, as the liability for the Sponsor Earnout Shares was initially recognized as part of the completion of the Business Combination on August 3, 2022.

Provision for Income Taxes

	Successor	Predecessor
(dollars in thousands)	Three months ended July 31, 2023	Three months ended July 31, 2022
(Benefit from) provision for income taxes	$(4,633)	$56

The benefit from income taxes was $4.6 million for the three months ended July 31, 2023. The benefit was primarily due to the impact of pre-tax losses and the reduction of deferred tax liabilities associated with the amortization of intangible assets with no tax basis acquired through the Business Combination.

The provision for income taxes was $0.1 million during the three months ended July 31, 2022. The provision was due to income taxes of the Predecessor's foreign subsidiaries. Due to the sustained net losses, the Predecessor had recorded a full valuation allowance against all its deferred tax assets during the three months ended July 31, 2022.

Results for the Six Months Ended July 31, 2023 (Successor) and the Six Months Ended July 31, 2022 (Predecessor)

This section describes the results of the Company for the six months ended July 31, 2023 and the Predecessor's results for the six months ended July 31, 2022.

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

The following table sets forth our results of operations:

	Successor	Predecessor
(dollars in thousands)	Six months ended July 31, 2023	Six months ended July 31, 2022
Revenue
Subscription	$41,443	$27,468
Services	66,326	1,275
Total revenue	107,769	28,743
Cost of revenue
Subscription (1)	21,314	8,274
Services (1)	52,789	455
Total cost of revenue	74,103	8,729
Gross profit	33,666	20,014
Operating expenses
Research and development (1)	15,123	8,023
Sales and marketing (1)	35,490	18,363
General and administrative (1)	20,533	9,985
Total operating expenses	71,146	36,371
Loss from operations	(37,480)	(16,357)
Interest expense, net	(7,300)	(2,931)
Change in fair value of purchase consideration liability	1,206	—
Change in fair value of warrant liabilities	(884)	(2,059)
Change in fair value of sponsor earnout shares	1,941	—
Loss before income taxes	(42,517)	(21,347)
(Benefit from) provision for income taxes	(7,702)	111
Net loss after tax	$(34,815)	$(21,458)

(1) includes stock-based compensation expense as follows:

(dollars in thousands)	Six months ended July 31, 2023	Six months ended July 31, 2022
Cost of revenue - subscription	$79	$18
Cost of revenue - services	42	2
Research and development	627	111
Sales and marketing	686	215
General and administrative	1,979	506
Total stock-based compensation expense	$3,413	$852

The following tables disclose the components of the Consolidated Statements of Comprehensive Loss as a percentage of revenue:

(as a percentage of total revenue)	Six months ended July 31, 2023	Six months ended July 31, 2022
Revenue
Subscription	38%	96%
Services	62%	4%
Total revenue	100%	100%
Cost of revenue
Subscription (1)	20%	29%
Services (1)	49%	2%
Total cost of revenue	69%	31%
Gross profit	31%	69%
Operating expenses
Research and development (1)	14%	28%
Sales and marketing (1)	33%	64%
General and administrative (1)	19%	35%
Total operating expenses	66%	127%
Loss from operations	-35%	-58%
Interest expense, net	-7%	-10%
Change in fair value of purchase consideration liability	1%	0%
Change in fair value of warrant liability	-1%	-7%
Change in fair value of sponsor earnout shares	2%	0%
Loss before income taxes	-40%	-75%
(Benefit from) provision for income taxes	-7%	0%
Net loss after tax	-33%	-75%

(1) includes stock-based compensation expense as follows:

(as a percentage of total revenue)	Six months ended July 31, 2023	Six months ended July 31, 2022
Cost of revenue - subscription	0%	0%
Cost of revenue - services	0%	0%
Research and development	1%	0%
Sales and marketing	1%	1%
General and administrative	2%	2%
Total stock-based compensation expense	4%	3%

Revenue

	Successor	Predecessor
(dollars in thousands)	Six months ended July 31, 2023	Six months ended July 31, 2022
Subscription revenue	$41,443	$27,468
Services revenue
Breach	64,138	—
Other services	2,188	1,275
Total services revenue	66,326	1,275
Total	$107,769	$28,743

Revenue was $107.8 million for the six months ended July 31, 2023, including $41.4 million for subscriptions and $66.4 million for services. Services revenue was primarily made up of breach response services of $64.1 million.

Revenue was $28.7 million for the six months ended July 31, 2022, including $27.4 million for subscriptions and $1.3 million for services.

Cost of Revenue, Gross Profit, and Gross Margin

	Successor	Predecessor
(dollars in thousands)	Six months ended July 31, 2023	Six months ended July 31, 2022
Subscription cost of revenue	$21,314	$8,274
Services cost of revenue	52,789	455
Total cost of revenue	74,103	8,729

Subscription gross profit	20,129	19,194
Services gross profit	13,537	820
Total gross profit	$33,666	$20,014

Subscription gross margin	49%	70%
Services gross margin	20%	64%
Total gross margin	31%	70%

Cost of revenue was $74.1 million for the six months ended July 31, 2023, including $21.3 million for subscription and $52.8 million for services. Cost of revenue for subscription was primarily made up of $7.4 million for salaries, benefits, and other compensation related costs for employees that support the subscription platforms, $9.7 million for amortization of acquired technology assets, and $3.6 million for acquired data and software. Cost of revenue for services was primarily made up of $33.6 million for acquired data, $14.3 million for notifications and postage related to breach response services, and $2.8 million for salaries, benefits and other compensation related costs for employees that deliver the Company's professional service offerings.

Gross profit and gross profit margin for the six months ended July 31, 2023, were $33.7 million and 31%, respectively. Gross profit and gross profit margin for subscription for the six months ended July 31, 2023, were $20.1 million and 49%, respectively. Gross profit and gross profit margin for services for the six months ended July 31, 2023, were $13.6 million and 20%, respectively.

Cost of revenue was $8.7 million for the six months ended July 31, 2022, including $8.3 million for subscription and $0.4 million for services. Cost of revenue for subscription was primarily made up of $5.4 million for salaries, benefits, and other compensation related costs for employees that support the subscription platforms, $1.5 million for acquired data and software, and $0.3 million for amortization of capitalized software development costs. Cost of revenue for services was primarily made up of $0.4 million for salaries, benefits and other compensation related costs for employees that deliver the Company's service offerings.

Gross profit and gross profit margin for the six months ended July 31, 2022, were $20.0 million and 70%, respectively. Gross profit and gross profit margin for subscription for the six months ended July 31, 2022, were $19.2 million and 70%, respectively. Gross profit and gross profit margin for services for the six months ended July 31, 2022, were $0.8 million and 64%, respectively.

Research and Development

	Successor	Predecessor
(dollars in thousands)	Six months ended July 31, 2023	Six months ended July 31, 2022
Research and development	$15,123	$8,023

Research and development expense was $15.1 million for the six months ended July 31, 2023. Research and development expense was primarily made up of $11.9 million for salaries, benefits, and other compensation related costs for employees in software engineering and product development functions, $1.2 million for hosting, acquired software, and software services, and $1.0 million for contractors to provide supplemental research and development efforts.

Research and development expense was $8.0 million for the six months ended July 31, 2022. Research and development expense was primarily made up of $7.1 million for salaries, benefits, and other compensation related costs for employees in software engineering and product development functions and $0.6 million for hosting, acquired software, and software services.

Sales and Marketing

	Successor	Predecessor
(dollars in thousands)	Six months ended July 31, 2023	Six months ended July 31, 2022
Sales and marketing	$35,490	$18,363

Sales and marketing expense was $35.5 million for the six months ended July 31, 2023. Sales and marketing expense was primarily made up of $19.5 million for salaries, benefits, and other compensation related costs for employees in sales and marketing functions, $12.5 million for amortization of acquired customer relationships intangible assets, $3.2 million for marketing programs and travel related expenses, and $0.7 million of fees paid to third-parties for referrals. The impact was partially offset by $3.1 million related to the adjustment of the amortization of capitalized sales commissions recorded as part of the Company's finalization of purchase accounting for the Business Combination.

Sales and marketing expense was $18.4 million for the six months ended July 31, 2022. Sales and marketing expense was primarily made up of $12.9 million for salaries, benefits, and other compensation related costs for employees in sales and marketing functions, $2.4 million for marketing programs and travel related expenses, and $1.3 million for amortization of acquired customer relationships intangible assets.

General and Administrative

	Successor	Predecessor
(dollars in thousands)	Six months ended July 31, 2023	Six months ended July 31, 2022
General and administrative	$20,533	$9,985

General and administrative expense was $20.5 million for the six months ended July 31, 2023. General and administrative expense was primarily made up of $6.0 million for salaries, benefits, and other compensation related costs for employees primarily in executive leadership, finance, accounting human resources, legal, and corporate IT; $4.7 million for professional service fees, primarily legal and audit service; $2.2 million for insurance; $2.0 million for stock-based compensation; $1.8 million for amortization of acquired trade names intangible assets; $1.2 million for rent and utilities; and $0.9 million for corporate productivity tools.

General and administrative expense was $10.0 million for the six months ended July 31, 2022. General and administrative expense was primarily made up of $3.6 million for salaries, benefits, and other compensation related costs for employees primarily in executive leadership, finance, accounting human resources, legal, and corporate IT; $3.4 million for professional service fees, primarily legal and audit services; $0.8 million for rent and related expenses; and $0.5 million for corporate productivity tools.

Interest Expense, Net

	Successor	Predecessor
(dollars in thousands)	Six months ended July 31, 2023	Six months ended July 31, 2022
Interest expense, net	$7,300	$2,931

Interest expense was $7.3 million for the six months ended July 31, 2023. Interest expense was primarily made up of $6.9 million for payment-in-kind interest at an annual rate of 8.75% on the Company's Convertible Notes.

Interest expense was $2.9 million for the six months ended July 31, 2022. Interest expense was primarily related to interest payments for the Predecessor's credit agreements with Stifel Bank and Orix Growth Capital, LLC.

Change in the Fair Market Value of Purchase Consideration Liability

	Successor	Predecessor
(dollars in thousands)	Six months ended July 31, 2023	Six months ended July 31, 2022
Gain on change in fair value of purchase consideration liability	$1,206	$—

The change in the fair market value of the Purchase Consideration Liability was a gain of $1.2 million for the six months ended July 31, 2023. The decrease in the fair market value of the Purchase Consideration liability was primarily driven by the decrease in the public trading price of the Company's Common Stock from April 21, 2023, to July 31, 2023.

There was no gain or loss recognized for change in fair market value of the Purchase Consideration liability for the six months ended July 31, 2022, as the liability was initially recognized as part of the completion of the LookingGlass Business Combination on April 21, 2023.

Change in the Fair Market Value of Warrants

	Successor	Predecessor
(dollars in thousands)	Six months ended July 31, 2023	Six months ended July 31, 2022
Loss on change in fair value of warrant liabilities	$(884)	$(2,059)

The change in fair market value of warrants was a loss of $(0.9) million for the six months ended July 31, 2023. The loss was due to the change in fair value of the Company's Public Warrants and Private Warrants. The warrant liabilities were recorded at a fair value of $2.6 million as of January 31, 2023. The Company recorded a mark to market gain of $1.9 million reducing the liability a fair value of $0.8 million as of July 31, 2023. The reduction in the fair value of the Company's warrant liabilities was driven by the reduction in the price of the Company's Public Warrants from January 31, 2023, to July 31, 2023. The Company's Private Warrants are economically similar to the Public Warrants and as such, use the price of the Company's Public Warrants as an indicator of fair value. The gain on change in fair value was offset by $(2.8) million loss on fair value of warrants that was recorded to adjust the settlement of warrants.

The change in fair market value of warrants was a loss of $2.1 million for the six months ended July 31, 2022. The loss recognized during the six months ended July 31, 2022, reflected the increase in the estimated fair value of the Predecessor's Common Stock.

Change in the Fair Market Value of Sponsor Earnout Shares

	Successor	Predecessor
(dollars in thousands)	Six months ended July 31, 2023	Six months ended July 31, 2022
Gain on change in fair value of sponsor earnout shares	$1,941	$—

The change in the fair market value of the Sponsor Earnout Shares was a gain of $1.9 million for the six months ended July 31, 2023. The decrease in the fair market value of the Sponsor Earnout Shares liability was primarily driven by the decrease in the price of the Company's Common Stock from January 31, 2023, to July 31, 2023.

There was no gain or loss recognized for change in fair market value of the Sponsor Earnout Shares for the six months ended July 31, 2022, as the liability for the Sponsor Earnout Shares was initially recognized as part of the completion of the Business Combination on August 3, 2022.

Provision for Income Taxes

	Successor	Predecessor
(dollars in thousands)	Six months ended July 31, 2023	Six months ended July 31, 2022
(Benefit from) provision for income taxes	$(7,702)	$111

The benefit from income taxes was $8.0 million for the six months ended July 31, 2023. The benefit was primarily due to the impact of pre-tax losses and the reduction of deferred tax liabilities associated with the amortization of intangible assets with no tax basis acquired through the Business Combination.

The provision for income taxes was $0.1 million during the six months ended July 31, 2022. The provision was due to income taxes of the Predecessor's foreign subsidiaries. Due to the sustained net losses, the Predecessor had recorded a full valuation allowance against all its deferred tax assets during the six months ended July 31, 2022.

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

Services revenue, breach services: The typical breach services arrangement includes three performance obligations: notification, identity protection services enrollment call center, and identity protection services. The notification and identity protection services are considered distinct performance obligations. Revenue is allocated to the notification and identity protection services based on the SSP of each, using the relative selling price method of allocation. We apply judgment in determining SSP for our performance obligations utilizing our observable standalone sales, sales of bundled items when standalone sales are not available, and our overall pricing methodology. Revenue for the notification performance obligation is recognized when the notifications are sent and the identity protection service is recognized over the service period, which is typically 15 months. At inception of the contract, there is an element of variable consideration related to our estimate of the enrollment in the identity protection services call center as the actual amount is unknown until completion of the call center term.

Services revenue, all other: All of our services are considered distinct performance obligations when sold on a stand-alone basis. Revenue is generally recognized at the point in time when the professional service is delivered.

Sensitivity of Estimate to Change

We do not expect relative SSP estimates to change materially period to period.

Services revenue accounted for 63% and 62% of total revenue for the three and six months ended July 31, 2023, respectively. Most breach services arrangements include performance obligations satisfied at both a point-in-time and over time. An assumed 10% relative shift in SSP estimates to point-in-time performance obligations versus over time would not cause a material increase in revenue for the three months or six ended July 31, 2023.

Subscription revenue accounted for 37% and 38% of total revenue for the three and six months ended July 31, 2023, respectively. Some customer arrangements include both subscription performance obligations that are satisfied over time and service-related performance obligations that are satisfied at a point-in-time. An assumed 10% relative shift in SSP estimates to point-in-time performance obligations versus over time would not cause a material increase in revenue for the three months or six months ended July 31, 2023.

Deferred Contract Acquisition Costs

Description

Contract acquisition costs are related to sales commissions earned, which represent incremental costs to obtain a contract. We amortize the initial commissions over the longer of the customer relationship or over the same period as the initial revenue arrangement to which these costs relate. Sales commissions from the initial acquisition of a customer subscription agreement are amortized over the estimated customer life. Sales commissions paid for the renewal of a customer’s subscription are amortized over the term of the renewal.

Judgments and Uncertainties

The critical accounting estimate for deferred contract acquisition costs is the amortizable life of the asset. We have estimated the period of benefit for new customer relationships to be 3 years. Management monitors trends in customer attrition and the typical term of service arrangements to determine if the estimated amortizable life estimate should be updated.

Sensitivity of Estimate to Change

We do not expect the useful life estimate to deviate materially period to period. The decrease to amortization expense for the three months ended July 31, 2023, for a change of one year to the estimated life of our customer relationships would be approximately $0.5 million. The decrease to amortization expense for the six months ended July 31, 2023, for a change of one year to the estimated life of our customer relationships would be approximately $0.8 million.

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

Sensitivity of Estimate to Change

These estimates involve inherent uncertainties and the application of management’s judgment. If the Company had made different assumptions, the Company’s stock-based compensation expense and its net loss could have been materially different.

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

The impact to our financial statements for a change of one year to the estimated lives our acquired intangible assets would be approximately $2.3 million for the three months ended July 31, 2023. The impact to our financial statements for a change of one year to the estimated lives our acquired intangible assets would be approximately $4.6 million for the six months ended July 31, 2023.

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

Judgments and Uncertainties

Management applies judgment to determine the number of reporting units and if circumstances or events indicate if an impairment may exist. We have determined that the Company operates as a single reporting unit. As such, we perform the impairment assessment for goodwill at the enterprise level.

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

Sensitivity of Estimate to Change

As of October 31, 2022, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. Accordingly, in connection with its annual test as of November 1, 2022, the Company completed an interim goodwill impairment assessment. Based on our quantitative assessment the Company determined the fair value of the Company's single reporting unit as of October 31, 2022, was $675.0 million. As this amount was less than the reporting unit's carrying value of $1,373.7 million, we recorded a goodwill impairment charge of $698.7 million. The Company has not recorded additional goodwill impairment since the charge of $698.7 million from the annual test of November 1, 2022.

Liquidity and Capital Resources

We have financed operations primarily through the sale of equity securities, borrowings under various security and loan agreements, and payments from customers. Our operating losses have been significant, as reflected in our accumulated deficit of $789.5 million as of July 31, 2023. We expect to continue to incur operating losses in the near term.

Cash and cash equivalents were $28.8 million on July 31, 2023. We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital expenditure requirements for at least the next twelve months.

Additional future sources of liquidity may come from the issuance of additional debt, exercise of warrants, and/or the issuance of new shares of Common Stock. In the case of additional debt, we are permitted by the indenture governing the Convertible Notes to issue no more than $50.0 million of senior debt. If we raise funds by issuing debt securities, such debt securities would have rights, preferences and privileges senior to those of holders of our Common Stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. For warrants, the Company will receive the proceeds from the cash exercise of any warrants. The aggregate proceeds of the exercise of all outstanding warrants, assuming cash exercise, would be $186.6 million. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our Common Stock. On September 11, 2023, the last reported sales price of our Common Stock on the Nasdaq Global Market was $1.02 per share. If the market price for our Common Stock is less than $11.50 per share, we believe the warrant holders will be unlikely to exercise their warrants. We may issue additional shares of our Common Stock or other equity securities of equal or senior rank in the future for investment or operational purposes. If we issue additional shares of Common Stock, dilution to our public shareholders may occur and the market price for our Common Stock may decrease and/or become more volatile. The amount, timing, and mix (be it debt or equity) of future amounts of liquidity will depend upon the judgment of management, the market price of our Common Stock, and prevailing interest rates, among other factors.

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

Cash Flows

The following table presents a summary of our cash flows:

(dollars in thousands)	Three months ended July 31, 2023	Six months ended July 31, 2023
Cash, cash equivalents, and restricted cash at beginning of period	$28,902	$47,649
Net cash provided by (used in) operating activities	573	(17,343)
Net cash used in investing activities	(194)	(8,395)
Net cash (used in) provided by financing activities	(127)	7,218
Foreign exchange translation adjustments	108	133
Cash, cash equivalents, and restricted cash at end of period	$29,262	$29,262

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

Cash provided by operating activities was $0.6 million for the three months ended July 31, 2023. The cash used in operating activities consisted of our net loss of $16.8 million adjusted by non-cash reconciling items of $17.1 million and net cash inflows of $0.3 million from changes in operating assets and liabilities, primarily due to an decrease in accounts receivable of $9.9 million, a decrease in deferred contact acquisition costs of $3.8 million, a decrease in prepaid expenses and other assets of $1.7 million, and an increase in deferred revenue $1.0 million, partially offset by a decrease in accounts payable, accrued compensation, accrued expenses and other current liabilities of $(4.7) million, and a decrease in operating lease liabilities of $(0.4) million.

Cash used in operating activities was $(17.3) million for the six months ended July 31, 2023. The cash used in operating activities consisted of our net loss of $(34.8) million adjusted by non-cash reconciling items of $25.4 million and net cash outflows of from changes in operating assets and liabilities of $(7.9) million, primarily due to a decrease in deferred contact acquisition costs of $(3.8) million, an increase in accounts receivable of $(3.4) million, a decrease in operating lease liabilities of $(0.6) million, a decrease in accounts payable, accrued compensation, accrued expenses and other current liabilities of $(1.8) million, partially offset by an increase in deferred revenue $1.8 million.

Investing Activities

Cash used in investing activities was $(0.2) million for the three months ended July 31, 2023. The cash used in investing activities primarily consisted of purchases of property and equipment of $(0.2) million.

Cash used in investing activities was $(8.4) million for the six months ended July 31, 2023. The cash used in investing activities primarily consisted of the net purchase price paid to complete the acquisition of LookingGlass of $(7.9) million.

Financing Activities

Cash used in financing activities was $(0.1) million for the three months ended July 31, 2023. The cash used in financing activities consisted of repayment debt of $(0.2) million and proceeds from the issuance of debt, net of issuance costs of $(0.1) million, partially offset by proceeds from exercises of employee stock options of $0.2 million.

Cash provided by financing activities was $7.2 million for the six months ended July 31, 2023. The cash provided by financing activities primarily consisted of proceeds from the issuance of debt of $7.4 million.

Debt Obligations

The following table presents a summary of our debt obligations:

	As of July 31, 2023
(dollars in thousands)	Stated Interest Rate	Gross Balance	Unamortized Debt Discount	Unamortized Deferred Debt Issuance Costs	Net Carrying Value
Stifel Bank	9.50%	$22,500	$(111)	$(71)	$22,318
InfoArmor	5.50%	1,875	—	—	1,875
Convertible notes	7.00% Cash / 8.75% PIK	163,429	—	(102)	163,327
Alsop Louie Convertible Note	6.00%	3,333	—	—	3,333
		$191,137	$(111)	$(173)	$190,853

				Current portion of long-term debt	$938
				Long-term debt	189,915
					$190,853

Material Cash Requirements

Our material cash requirements are associated with repayment of debt and obligations associated with non-cancelable contracts for the purchase of goods and third-party services and operating leases. We expect to satisfy these cash requirements through the cash available on our balance sheet.

The following table summarizes current and long-term material cash requirements:

	As of July 31, 2023
(dollars in thousands)	Thereafter	Less than 1 year	1-3 years	3-5 years	Total
Operating leases (1)	$-	$1,775	$2,901	$328	$5,004
Purchase commitments (2)	-	29,058	510	—	29,568
Debt repayments	-	938	190,198	—	191,136
Total	$-	$31,771	$193,609	$328	$225,708

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

The following table provides a reconciliation of our US GAAP gross profit to our non-GAAP gross profit and of our US GAAP gross margin to our non-GAAP gross margin:

(dollars in thousands)	Three months ended July 31, 2023	Six months ended July 31, 2023
Revenue	$62,235	$107,769
Gross profit	18,752	33,666
Add: Stock-based compensation expense	108	121
Add: Amortization of acquired intangible assets	4,938	9,737
Non-GAAP gross profit	$23,798	$43,524
Gross margin	30%	31%
Non-GAAP gross margin	38%	40%

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

The following table provides a reconciliation of our US GAAP subscription gross profit to our non-GAAP subscription gross profit and of our US GAAP subscription gross margin to our non-GAAP subscription gross margin:

(dollars in thousands)	Three months ended July 31, 2023	Six months ended July 31, 2023
Subscription revenue	$23,220	$41,443
Subscription gross profit	11,810	20,129
Add: Stock-based compensation expense	72	79
Add: Amortization of acquired intangible assets	4,938	9,737
Non-GAAP subscription gross profit	$16,820	$29,945
Subscription gross margin	51%	49%
Non-GAAP subscription gross margin	72%	72%

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

The following table provides a reconciliation of our US GAAP services gross profit to our non-GAAP services gross profit and of our US GAAP services gross margin to our non-GAAP services gross margin:

(dollars in thousands)	Three months ended July 31, 2023	Six months ended July 31, 2023
Services revenue	$39,015	$66,326
Services gross profit	6,942	13,537
Add: Stock-based compensation expense	36	42
Non-GAAP services gross profit	$6,978	$13,579
Services gross margin	18%	20%
Non-GAAP services gross margin	18%	20%

Non-GAAP Loss from Operations

We define non-GAAP loss from operations as US GAAP net loss from operations, excluding stock-based compensation expense, amortization of acquired intangible assets, costs incurred for the Business Combination, purchase accounting adjustments from the Business Combination, and goodwill impairment charges. We believe non-GAAP loss from operations provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations as these measures eliminate the effects of certain variables unrelated to our overall operating performance.

The following table provides a reconciliation of our US GAAP net loss from operations to our non-GAAP loss from operations:

(dollars in thousands)	Three months ended July 31, 2023	Six months ended July 31, 2023
Loss from operations	$(16,180)	$(37,480)
Add: Stock-based compensation expense	2,314	3,413
Add: Amortization of acquired intangible assets	12,229	23,995
Add: Purchase accounting adjustment from the Business Combination	(3,147)	(3,147)
Non-GAAP loss from operations	$(4,784)	$(13,219)

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

The following table presents a reconciliation of net cash used in operating activities to free cash flow:

(dollars in thousands)	Three months ended July 31, 2023	Six months ended July 31, 2023
Net cash provided by (used in) operating activities	$573	$(17,343)
Less: Purchases of property and equipment	(172)	(427)
Less: Capitalized software	(22)	(76)
Free cash flow	$379	$(17,846)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ID EXPERTS HOLDINGS, INC.

The following discussion and analysis of ID Experts Holdings, Inc. (IDX) financial condition and results of operations should be read in conjunction with it's Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

IDX provides identity and privacy protection services through its proprietary, cloud-native platform for the protection of individuals impacted by data breaches, as well as through other channels, for proactively addressing the risks associated with privacy and identity risks to the affected individuals and the breached organization. The IDX platform was designed to improve scalability and usability, while concurrently supporting rapid development of new capabilities, and compliance with increasingly rigorous security standards based on the National Institute of Standards and Technology (NIST) Special Publication 800-53 Rev 4. Typically, IDX evaluates its own security controls, and in some cases contracts testing to third parties as part of yearly Federal Information Modernization Act of 2014 (FISMA) security risk assessments, Health Insurance Portability and Accountability Act (HIPAA) security risk analysis for business associates, and SOC 2 type 2 certifications.

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

IDX won a rebid of the contract with OPM and the DoD in 2018. The new contract is worth at least $460 million, assuming all option periods and the extension period are exercised, for the period ending June 30, 2024. The scope of the new contract is for IDX to provide identity protection services for certain employees and prospective employees of the U.S. Government affected by a breach of OPM systems. IDX believes the OPM Contract was and remains as of July 31, 2022, the largest data breach response arrangement in the history of such contracts in the United States. The award of this contract to IDX cemented it as a leading provider in the United States by revenue of data breach response services to both governmental and commercial entities. In addition, IDX is listed on the GSA SIN 520.20 for Data Breach Response and Identity Protection Services facilitating data breach response contracts with numerous other government agencies. A SIN is a Special Item Number that identifies products and services that GSA contract holders offer to government buyers. IDX benefits from having a SIN with GSA as it allows IDX to participate in more bid opportunities for providing Data Breach Response and Identity Protection Services.

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

Investing in Business Growth

IDX also invests in initiatives to support the growth of its business. IDX’s research and development organization, composed of employees and contractors, uses an agile development philosophy in an effort to enhance its existing identity and privacy platform while adding new features and products, usability enhancements, customer integrations and Application Programming Interfaces (APIs), and security certifications. IDX’s sales and marketing teams invest in business growth through channel expansion with dedicated sales teams and associated marketing demand generation programs.

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

Key Business Metrics

IDX monitors the following key metrics to measure performance, identify trends, formulate business plans, and make strategic decisions.

Breach Revenue, Membership Services, and Total Revenue

The tables below present IDX’s key performance indicators for the periods indicated (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Breach revenue (1)	$28,090	$54,457
Membership services (1)	1,142	2,249
Total revenue	$29,232	$56,706

Breach customers (2)	1,191	1,191
Membership customers (2)	181	181

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

Components of Results from Operations

Revenue

IDX recognizes revenue when control of the promised goods or services is transferred to the customer, in an amount that reflects the consideration IDX expects to be entitled to in exchange for its goods or services. For arrangements with multiple performance obligations, IDX allocates revenue to each performance obligation on a relative fair value basis based on management’s estimate of Stand-Alone Selling Price (SSP).

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

Interest and Other Expense

Interest and other expense consist primarily of term loan interest expense and the amortization of warrant and loan fees, which are recorded as a reduction to debt.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists of federal and state income taxes in the United States. IDX maintains a partial valuation allowance on its state net operating losses.

Results of Operations

Results for the Three months ended June 30, 2022

This section describes the results of IDX's for the three months ended June 30, 2022.

The following table sets forth the Condensed Consolidated Statements of Income in dollar amounts and as a percentage of total revenue for each period presented (dollars in thousands):

	Three Months Ended June 30, 2022
		Percentage of Revenue
Revenue	$29,232	100%
Cost of revenue	22,942	78%
Gross profit	6,290	22%
Operating expenses:
Research and development	1,388	5%
Sales and marketing	2,081	7%
General and administrative	2,004	7%
Total operating expenses	5,473	19%
Income from operations	817	3%
Total other expense	472	2%
Income before income taxes	345	1%
Income tax expense	116	0%
Net income after tax	$229	1%
Revenue

Revenue was $29.2 million for the three months ended June 30, 2022.

Cost of Revenue

Cost of revenue was $22.9 million for the three months ended June 30, 2022.

Gross Profit

Gross profit and gross profit margin for the three months ended June 30, 2022, were $6.3 million and 22%, respectively.

Operating Expenses

(in thousands)	Three Months Ended June 30, 2022
Research and development	$1,388
Sales and marketing	2,081
General and administrative	2,004
Total operating expenses	$5,473

Research and Development

Research and development expense was $1.4 million for the three months ended June 30, 2022.

Sales and Marketing

Sales and marketing expense was $2.1 million for the three months ended June 30, 2022.

General and Administrative

General and administrative expense was $2.0 million for the three months ended June 30, 2022.

Total Other Expense

Total other expense was $0.5 million for the three months ended June 30, 2022.

Provision for Income Taxes

Income tax expense was $0.1 million for the three months ended June 30, 2022.

Results for the Six months ended June 30, 2022

This section describes the results of IDX for the six months ended June 30, 2022.

The following table sets forth the Condensed Consolidated Statements of Income in dollar amounts and as a percentage of total revenue for each period presented (dollars in thousands):

	Six Months Ended June 30, 2022
		Percentage of Revenue
Revenue	$56,706	100%
Cost of revenue	44,207	78%
Gross profit	12,499	22%
Operating expenses:
Research and development	2,838	5%
Sales and marketing	3,977	7%
General and administrative	4,827	9%
Total operating expenses	11,642	21%
Income from operations	857	2%
Total other expense	863	2%
Loss before income taxes	(7)	0%
Income tax expense	22	0%
Net loss after tax	$(29)	0%

Revenue

Revenue was $56.7 million for the six months ended June 30, 2022.

Cost of Revenue

Cost of revenue was $44.2 million for the six months ended June 30, 2022.

Gross Profit

Gross profit and gross profit margin for the six months ended June 30, 2022, were $12.5 million and 22%, respectively.

Operating Expenses

(in thousands)	Six Months Ended June 30, 2022
Research and development	$2,838
Sales and marketing	3,977
General and administrative	4,827
Total operating expenses	$11,642

Research and Development

Research and development expense was $2.8 million for the six months ended June 30, 2022.

Sales and Marketing

Sales and marketing expense was $4.0 million for the six months ended June 30, 2022.

General and Administrative

General and administrative expense was $4.8 million for the six months ended June 30, 2022.

Total Other Expense

Total other expense was $0.9 million for the six months ended June 30, 2022.

Provision for Income Taxes

Income tax benefit was $0.02 million for the six months ended June 30, 2022.

Cash Flows

The following table summarizes IDX’s cash flows for the periods indicated:

(in thousands)	Six Months Ended June 30, 2022
Net cash used in operating activities	$(943)
Net cash used in investing activities	(42)
Net cash provided by financing activities	$11

Operating Activities

Cash used in operating activities was $(0.9) million for the six months ended June 30, 2022. The cash used in operating activities consisted of our net loss of $(0.03) million adjusted by non-cash reconciling items of $0.5 million and net cash outflows of from changes in operating assets and liabilities of $(1.4) million, primarily due to an increase in accounts receivable of $(1.9) million, an increase in capitalized contract costs of $(0.2) million, a decrease in accrued compensation, accrued expenses and other current liabilities of $(0.8) million, partially offset by an increase in accounts payable of $0.7 million, and deferred revenue of $0.8 million.

Investing Activities

Cash used in investing activities was $(0.04) million for the six months ended June 30, 2022. These cash outflows were for purchases of property and equipment.

Financing Activities

Cash provided by financing activities was $0.01 million for the six months ended June 30, 2022. These cash inflows were from exercises of stock options.

Contractual Obligations

IDX has entered into a non-cancelable purchase commitment of $64.8 million related to twelve months of outsourced credit and other monitoring services provided to IDX’s largest customer as of June 30, 2022.

The following table summarizes IDX’s contractual obligations and commitments as of June 30, 2022, (in thousands):

	Total	Less than 1 year	1-3 years
Operating leases	$463	$341	$122
Purchase commitments	64,824	64,824	—
Total	$65,287	$65,165	$122

Off-Balance Sheet Arrangements

Leases

Rental payments under operating leases are recognized on a straight-line basis over the term of the lease, which includes any periods of free rent. Rental expense for operating leases was $0.2 million for the six months ended June 30, 2022.

IDX executed the Fifth Amendment to its office lease on October 9, 2020. This amendment was for two years and two months commencing on January 1, 2021, and ending February 28, 2023. IDX’s landlord provided an abatement for January 1, 2021, through February 28, 2021, as part of its lease renewal.

Future minimum lease payments under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2022, are (in thousands):

Operating Leases
Fiscal Year:
2022 (remaining quarters)	$266
2023	149
2024	48
Total minimum lease payments	$463

Critical Accounting Policies and Estimates

IDX’s financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires IDX to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures. IDX evaluates its estimates and assumptions on an ongoing basis. Estimates are based on historical experience and various other assumptions that IDX believes to be reasonable under the circumstances. Actual results could differ from these estimates. The critical accounting policies, assumptions, and judgments that IDX believes have the most significant impact on the IDX Condensed Consolidated Financial Statements are described below.

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

IDX is required to estimate the total consideration expected to be received from contracts with customers, including any variable consideration. Once the estimated transaction price is established, amounts are allocated to performance obligations on a relative SSP basis. IDX’s breach business derives revenue from two main performance obligations: (i) notification and (ii) combined call center and identity protection services, as described further in Note 2 to the IDX Condensed Consolidated Financial Statements included in this Quarterly Report.

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

Judgment is required to determine the SSP for each distinct performance obligation. IDX rarely sells its individual breach services on a standalone basis, and accordingly, IDX is required to estimate the range of SSPs for each performance obligation. In instances where the SSP is not directly observable because IDX does not sell the service separately, IDX reviews information that includes historical discounting practices, market conditions, cost-plus analyses, and other observable inputs to determine an appropriate SSP. IDX typically has more than one SSP for individual performance obligations due to the stratification of those items by classes of customers, size of breach, and other circumstances. In these instances, IDX may use other available information such as service inclusions or exclusions, customizations to notifications, or varying lengths of call center or identity protection services in determining the SSP.

If a group of agreements are so closely related to each other that they are, in effect, part of a single arrangement, such agreements are deemed to be one arrangement for revenue recognition purposes. IDX exercises judgment to evaluate the relevant facts and circumstances in determining whether the separate agreements should be accounted for separately or as, in substance, a single arrangement. IDX’s judgments about whether a group of contracts comprises a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of IDX’s operations.

Generally, IDX has not experienced significant returns or refunds to customers. IDX’s estimates related to revenue recognition may require significant judgment and the change in these estimates could have an effect on IDX’s results of operations during the periods involved.

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on the Consolidated Balance Sheets. IDX records a contract asset when revenue is recognized prior to invoicing and records a deferred revenue liability when revenue is expected to be recognized subsequent to invoicing. For IDX’s breach services agreements, customers are typically invoiced at the beginning of the arrangement for the entire contract amount. When the breach agreement includes variable components related to as-incurred identity protection services, customers are invoiced monthly for the duration of the enrollment or call center period. Large contracts are typically billed 50% upfront and due upon receipt with the remaining 50% invoiced subsequently with net 30 terms.

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

During the three months ended June 30, 2022, the Company recognized $2.0 million of revenue that was included in deferred revenue at the end of the preceding year. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 57% of its June 30, 2022, deferred revenue balance in the remaining quarters of 2022, 43% in the three months ended June 30, 2023, and the remainder thereafter.

In instances where the timing of revenue recognition differs from the timing of invoicing, IDX has determined that its contracts do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing IDX’s services, not to facilitate financing arrangements.

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

Contract Costs

IDX capitalizes costs to obtain a contract or fulfill a contract. These costs are recorded as capitalized contract costs on the Condensed Consolidated Balance Sheets. Costs to obtain a contract for a new customer are amortized on a straight-line basis over the estimated period of benefit. IDX determines the estimated period of benefit by taking into consideration the contractual term. IDX periodically reviews the carrying amount of the capitalized contract costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit. Amortization expense associated with costs to fulfill a contract is recorded to cost of services on the Condensed Consolidated Statements of Income, and amortization expense associated with costs to obtain a contract (sales commissions) is recorded to sales and marketing expense.

All notification costs are expensed as fulfillment costs and recognized at a point in time. Call center costs are capitalized and amortized over time. Sales commissions, which are incremental costs to obtain contracts, are recognized ratably over the contractual period of the applicable agreement.

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

IDX recognizes the effect of income tax positions only if those positions are more likely than not of being sustained in the event of a tax audit. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense. Penalties and interest of $0.1 million have been accrued to expense as of June 30, 2022, and are discussed further in Note 6 in the notes to the condensed consolidated financial statements.

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

The Company’s income tax returns are generally subject to examination by taxing authorities for a period of three years from the date they are filed. Tax authorities may have the ability to review and adjust net operating loss or tax credit carryforwards that were generated prior to these periods if utilized in an open tax year. As of June 30, 2022, the Company’s income tax returns for the years ended December 31, 2016, through 2021 are subject to examination by the Internal Revenue Service and applicable state and local taxing authorities.

Quantitative and Qualitative Disclosures about Market Risk

IDX’s operations are in the United States, and it is exposed to market risk in the ordinary course of its business.

Interest Rate Risk

As of June 30, 2022, IDX had no short or long-term investments.

Foreign Currency Exchange Risk

To date, all of IDX’s sales contracts have been denominated in U.S. Dollars, and therefore its revenue is not subject to foreign currency risk. Operating expenses are incurred within the United States and denominated in U.S. Dollars.

Emerging Growth Company Status

IDX is an "emerging growth company" (EGC), as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards applicable to public companies issued after the enactment of the JOBS Act until those standards apply to private companies. IDX has elected to use this extended transition period for complying with certain new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date IDX (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the IDX Condensed Consolidated Financial Statements may or may not be comparable to the financial statements of issuers who comply with public company standards' effective dates.

Recent Accounting Pronouncements

See Notes 2r. Standards Issued and Adopted and 2s. Standards Issued but Not Yet Effective to the consolidated financial statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of June 30, 2022.

Liquidity and Capital Resources

Sources and Uses of Funds

As of June 30, 2022, IDX had $17.0 million of cash and cash equivalents. IDX believes that existing cash and cash equivalents will be sufficient to support working capital and capital expenditure requirements for at least the next twelve months. Since inception, IDX has financed operations primarily through credit facilities and positive cash flow related to its OPM Contract. Principal uses of cash are cost of services provided to its customers such as notification printing and monitoring and personnel related expenses. In August 2016, IDX and ITGS, Inc., as co-borrowers, entered into a credit facility with Comerica Bank (“Lender”) (the “Comerica Credit Facility”), which was amended and restated in December 2020 and further amended in July 2021. The current Comerica Credit Facility provides for a secured term loan facility in an aggregate principal amount of $10.0 million. IDX’s obligations under the Comerica Credit Facility are secured by substantially all its assets. As of June 30, 2022, there was $10.0 million in principal amount outstanding under the Comerica Credit Facility.

Interest is payable monthly and accrues at the prime referenced rate plus 1.5% per year, which was 6.25% as of June 30, 2022. The outstanding principal amount of the term loan is payable in thirty-six equal monthly installments beginning on July 1, 2022, and continuing through the maturity date in June 2025. IDX may prepay the term loan, in whole or in part, at any time, without penalty or premium. Any amounts, once repaid, may not be reborrowed.

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

The events of default under the Comerica Credit Facility include, among others, subject to grace periods in certain instances, payment defaults, covenant defaults, bankruptcy and insolvency defaults, cross-defaults to other indebtedness, judgment defaults, a material adverse change default and a default in the event that the contract with the OPM Contract is canceled or terminated. Upon the occurrence and during the continuance of an event of default, the lender may declare all outstanding principal and accrued and unpaid interest under the credit facility immediately due and payable, increase the applicable interest rate by 5%, and may exercise other rights and remedies provided under the Comerica Credit Facility. IDX intends to repay and terminate the credit facility at the Closing.

IDX is a party to that certain Convertible Promissory Note Purchase Agreement, dated as of December 18, 2018, by and among ID Experts Holdings, Inc. and certain ID Experts Holdings, Inc. shareholders, pursuant to which it has issued certain convertible promissory notes.

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

Interest Rate Risk

As of July 31, 2023, we had $190.9 million of outstanding debt borrowings. As part of the Business Combination completed on August 3, 2022, we obtained $150 million of Convertible Notes. The Convertible Notes have a fixed interest rate of 7.0%, if interest is paid in cash, or 8.75% if interest is paid in-kind. Of our notes outstanding, the Convertible Notes, InfoArmor note, and Alsop Louie Convertible Note have fixed interest rates and the Stifel Bank note has a variable interest rate that would subject us to interest rate fluctuations.

We do not believe a hypothetical 10% increase or decrease in interest rates would have had a material impact on our financial statements as it is only the Stifel Bank note that is subject to a variable interest rate.

Foreign Currency Risk

To date, the majority of our sales contracts have been denominated in U.S. dollars (USD) with a limited number of contracts denominated in foreign currencies. Revenue denominated in non-USD was approximately 3% for the three and six months ended July 31, 2023. Operating expenses within the United States are primarily denominated in USD, while operating expenses incurred outside the United States are primarily denominated in each country’s respective local currency.

The functional currency of our foreign subsidiaries is each country’s respective local currency. Assets and liabilities of the foreign subsidiaries are translated into USD at the exchange rates in effect at the reporting date, and income and expenses are translated at average exchange rates during the period, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are recorded in other income (expense), net in the Consolidated Statements of Comprehensive Loss. As the impact of foreign currency exchange rates has not been material to our operating results, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

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

Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively) have concluded that our disclosure controls and procedures were not effective as of July 31, 2023, due to the material weakness in our internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Baltimore, State of Maryland on September 12, 2023.

ZEROFOX HOLDINGS, INC.

Date: September 12, 2023	By:	/s/ James C. Foster
	Name:	James C. Foster
	Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: September 12, 2023	By:	/s/ Timothy S. Bender
	Name:	Timothy S. Bender
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)