Form 10-Q
period 2023-10-31
ZeroFox Holdings, Inc.
filed 2023-12-07
CIK 1823575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

As of December 6, 2023, the registrant had 124,556,726 shares of common stock, $0.0001 par value per share, outstanding.

Explanatory Note

This Quarterly Report on Form 10-Q of ZeroFox Holdings, Inc. (the Company) includes the condensed consolidated financial statements of:

•
The Company as of October 31, 2023, and January 31, 2023, and for the three and nine months ended October 31, 2023;
•
The Company's predecessor, ZeroFox, Inc. (the Predecessor) for the period February 1, 2022, through August 3, 2022, and for the period August 1, 2022 through August 3, 2022, presented within the financial statements of the Company as the prior period (see Note 2); and
•
The Company's other predecessor, ID Experts Holdings, Inc. (IDX) for the period January 1, 2022, through August 3, 2022, presented as separate financial statements.

As of August 3, 2022 (the Closing Date), the Company merged with ZeroFox, Inc. and IDX (the Business Combination) at which time ZeroFox, Inc. and IDX became indirect, wholly-owned subsidiaries of the Company. The consolidated financial statements of the Company as of October 31, 2023, and January 31, 2023, and for the three and nine months ended October 31, 2023, and the period August 4, 2022, to October 31, 2022, include the financial results of both ZeroFox, Inc. and IDX for the same period. As the consolidated financial results of the Company for the three and nine months ended October 31, 2023, and the period August 4, 2022, to October 31, 2022, are presented alongside the financial results of its primary predecessor, ZeroFox, Inc., there is a lack of comparability between the periods presented prior to August 4, 2022. Therefore, the discussion of the Company’s results of operations, cash flows, and financial condition set forth in this report does not include a comparison of the Company's results with the prior period results of ZeroFox, Inc. Moreover, the financial statements for the Company’s predecessors are not necessarily indicative of the Company’s results of operations, cash flows, or financial position following the completion of the Business Combination.

The terms "ZeroFox", "the Company", "Successor", refer to ZeroFox Holdings, Inc. and its subsidiaries, including ZeroFox, Inc., ID Experts Holdings, Inc., and Lookingglass Cyber Solutions, Inc. after the Closing Date. The term "Predecessor" refers to ZeroFox, Inc. and its subsidiaries prior to the Closing Date. The term "the Quarter to Date Predecessor Period" refers to the third quarter of the Predecessor's prior fiscal year i.e., the period August 1, 2022, to August 3, 2022. The term "the Year to Date Predecessor Period" refers to the Predecessor's prior fiscal year up to the Business Combination i.e., the period February 1, 2022, to August 3, 2022.The term "the Successor Period" refers to quarter-to-date period subsequent to the Business Combination in the prior fiscal year i.e., the period August 4, 2022, to October 31, 2022.

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
•
defects, errors, or vulnerabilities in our Platform, the failure of our Platform to block malware or prevent a security breach, misuse of our Platform, or risks of product liability claims that would harm our reputation and adversely impact our business, operating results, and financial condition;
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
•
adverse general and industry-specific economic and market conditions and reductions in customer spending, in either the private or public sector, including as a result of inflation and geopolitical uncertainty such as the ongoing conflict between Russia and Ukraine and the Israel-Hamas War, may reduce demand for our Platform or products and solutions, which could harm our business, financial condition, and results of operations;

ii

•
we have identified material weaknesses in our internal control over financial reporting;
•
if we fail to adapt to rapid technological change, evolving industry standards and changing customer needs, requirements or preferences, our ability to remain competitive could be impaired;
•
we rely heavily on the services of our senior management team;
•
one U.S. government customer accounts for a substantial portion of the Successor's revenue and there can be no assurance that our existing contract will be renewed; and
•
a delay in the completion of the U.S. Government’s budget and appropriation process could delay procurement of solutions we provide and have an adverse effect on our future revenues.

Additional information concerning these, and other risks, is described under the “Risk Factors” section of our final prospectus (Final Prospectus) filed with the Securities and Exchange Commission (SEC) pursuant to Rule 424(b) under the Securities Act of 1933 on September 26, 2023, in connection with our Post-effective Amendment No. 1 to Form S-1 on Form S-3 Registration Statement, and in other filings with the SEC, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report and in the “Risk Factors” discussion under Part II, Item 1A of this Quarterly Report. We expressly disclaim any obligation to update any of these forward-looking statements, except to the extent required by applicable law.

iii

Index to Financial Statements

ZeroFox Holdings, Inc. and Subsidiaries

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	October 31, 2023	January 31, 2023

Assets
Current assets:
Cash and cash equivalents	$29,864	$47,549
Accounts receivable, net of allowance for doubtful accounts	38,319	29,609
Deferred contract acquisition costs, current	4,757	5,456
Prepaid expenses and other assets	12,243	5,300
Total current assets	85,183	87,914

Property and equipment, net of accumulated depreciation	1,923	671
Capitalized software, net of accumulated amortization	291	253
Deferred contract acquisition costs, net of current portion	3,759	7,751
Acquired intangible assets, net of accumulated amortization	246,033	262,444
Goodwill	347,677	406,608
Operating lease right-of-use assets	4,031	720
Other assets	1,454	550
Total assets	$690,351	$766,911

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$858	$3,099
Accrued compensation, accrued expenses, and other current liabilities	15,010	18,751
Current portion of long-term debt	938	15,938
Deferred revenue, current	77,643	47,977
Operating lease liabilities, current	1,555	406
Total current liabilities	96,004	86,171

Deferred revenue, net of current portion	9,960	5,981
Long-term debt, net of deferred financing costs	193,291	157,843
Purchase consideration liability	3,171	—
Operating lease liabilities, net of current portion	2,561	427
Warrants	383	2,581
Sponsor earnout shares	259	2,445
Deferred tax liability	6,978	22,592
Total liabilities	312,607	278,040

Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock, $0.0001 par value; 1,000,000,000 authorized shares; 124,544,300 and 118,190,135 shares issued and outstanding, respectively	12	12
Additional paid-in capital	1,254,308	1,243,637
Accumulated deficit	(876,184)	(754,677)
Accumulated other comprehensive loss	(392)	(101)
Total stockholders’ equity	377,744	488,871

Total liabilities and stockholders' equity	$690,351	$766,911

See notes to condensed consolidated financial statements.

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Successor		Predecessor
(in thousands, except share and per share data)	Three months ended October 31, 2023	August 4, 2022 through October 31, 2022	August 1, 2022 through August 3, 2022

Revenue
Subscription	$23,748	$15,174	$478
Services	41,275	27,815	16
Total revenue	65,023	42,989	494

Cost of revenue
Subscription	11,388	8,921	74
Services	33,806	21,359	3
Total cost of revenue	45,194	30,280	77

Gross profit	19,829	12,709	417

Operating expenses
Research and development	8,162	5,637	69
Sales and marketing	18,234	16,747	152
General and administrative	8,199	8,902	108
Goodwill impairment	72,148	698,650
Total operating expenses	106,743	729,936	329

(Loss) income from operations	(86,914)	(717,227)	88

Other income (expense)
Interest expense, net	(3,917)	(4,428)	(34)
Change in fair value of purchase consideration liability	2,439	—	—
Change in fair value of warrant liabilities	372	5,837	—
Change in fair value of sponsor earnout shares	246	9,211	—
Total other (expense) income	(860)	10,620	(34)
(Loss) income before income taxes	(87,774)	(706,607)	54

(Benefit from) provision for income taxes	(1,082)	(2,449)	-

Net (loss) income after tax	$(86,692)	$(704,158)	$54
Net (loss) income per share attributable to common stockholders, basic and diluted	$(0.68)	$(6.03)	$-
Weighted-average shares used in computation of net (loss) income per share attributable to common stockholders, basic and diluted:	126,586,116	116,853,297	43,214,825

Other comprehensive loss
Foreign currency translation	(424)	(18)	(6)
Total other comprehensive loss	(424)	(18)	(6)

Total comprehensive (loss) income	$(87,116)	$(704,176)	$48

See notes to condensed consolidated financial statements.

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Successor		Predecessor
(in thousands, except share and per share data)	Nine months ended October 31, 2023	August 4, 2022 through October 31, 2022	February 1, 2022 through August 3, 2022

Revenue
Subscription	$65,191	$15,174	$27,946
Services	107,601	27,815	1,291
Total revenue	172,792	42,989	29,237

Cost of revenue
Subscription	32,703	8,921	8,349
Services	86,594	21,359	457
Total cost of revenue	119,297	30,280	8,806

Gross profit	53,495	12,709	20,431

Operating expenses
Research and development	23,284	5,637	8,092
Sales and marketing	53,724	16,747	18,516
General and administrative	28,732	8,902	10,093
Goodwill impairment	72,148	698,650	—
Total operating expenses	177,888	729,936	36,701

(Loss) income from operations	(124,393)	(717,227)	(16,270)

Other income (expense)
Interest expense, net	(11,217)	(4,428)	(2,965)
Change in fair value of purchase consideration liability	3,645	—	(2,059)
Change in fair value of warrant liabilities	(512)	5,837	—
Change in fair value of sponsor earnout shares	2,186	9,211	—
Total other (expense) income	(5,898)	10,620	(5,024)
(Loss) income before income taxes	(130,291)	(706,607)	(21,294)

(Benefit from) provision for income taxes	(8,784)	(2,449)	111

Net loss after tax	$(121,507)	$(704,158)	$(21,405)
Net loss per share attributable to common stockholders, basic and diluted	$(0.99)	$(6.03)	$(0.50)
Weighted-average shares used in computation of net loss per share attributable to common stockholders, basic and diluted:	122,662,666	116,853,297	43,041,209

Other comprehensive (loss) income
Foreign currency translation	(291)	(18)	36
Total other comprehensive (loss) income	(291)	(18)	36

Total comprehensive loss	$(121,798)	$(704,176)	$(21,369)

See notes to condensed consolidated financial statements.

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

					Accumulated Other
(in thousands, except for share data)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders' Equity

Balance—July 31, 2023	119,270,214	$12	$1,250,148	$(789,492)	$32	$460,700
Stock-based compensation expense	—	—	1,992	—	—	1,992
Exercise of options	149,861	—	21	—	—	21
Vesting of restricted stock units	1,314,117	—	—	—	—	—
Issuance of common stock to partially satisfy purchase consideration liability	3,810,108	—	2,647	—	—	2,647
Other	—	—	(500)	—	—	(500)
Net loss	—	—	—	(86,692)	—	(86,692)
Foreign currency translation adjustment	—	—	—	—	(424)	(424)
Balance—October 31, 2023	124,544,300	$12	$1,254,308	$(876,184)	$(392)	$377,744

(in thousands, except for share data)	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' Equity

Balance—January 31, 2023	118,190,135	$12	$1,243,637	$(754,677)	$(101)	$488,871
Stock-based compensation expense	—	—	5,405	—	—	5,405
Exercise of options	912,014	—	283	—	—	283
Vesting of restricted stock units	1,632,043	—	—	—	—	—
Issuance of common stock to partially satisfy purchase consideration liability	3,810,108	—	2,647	—	—	2,647
Other	—	—	2,336	—	—	2,336
Net loss	—	—	—	(121,507)	—	(121,507)
Foreign currency translation adjustment	—	—	—	—	(291)	(291)
Balance—October 31, 2023	124,544,300	$12	$1,254,308	$(876,184)	$(392)	$377,744

See notes to condensed consolidated financial statements.

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity

(Unaudited)

(in thousands, except for share data)	L&F Class A Ordinary Shares		L&F Class B Ordinary Shares		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders' (Deficit) Equity

Balance—August 3, 2022	3,425,689	$34,864	4,312,500	$—	—	$—	$—	$(34,030)	$—	$(34,030)
Repurchase of class A ordinary shares	(2,419,687)	(24,626)	—	—	—	—	—	—	—	—
Conversion to ZeroFox Holdings, Inc. Common Stock	(1,006,002)	(10,238)	(4,312,500)	—	5,318,502	1	10,205	—	—	10,206
Issuance of Common Stock to holders of ZeroFox, Inc.	—	—	—	—	82,030,308	8	898,224	—	—	898,232
Issuance of Common Stock to holders of IDX	—	—	—	—	27,849,942	3	304,954	—	—	304,957
Issuance of Common Stock to PIPE Subscribers	—	—	—	—	2,000,000	—	20,000	—	—	20,000
Exercise of warrants	—	—	—	—	784,907	—	7,632	—	—	7,632
Stock-based compensation expense	—	—	—	—	—	—	305	—	—	305
Exercise of options	—	—	—	—	196,880	—	112	—	—	112
Net loss	—	—	—	—	—	—	—	(704,158)	—	(704,158)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(18)	(18)
Balance—October 31, 2022	—	$—	—	$—	118,180,539	$12	$1,241,432	$(738,188)	$(18)	$503,238

See notes to condensed consolidated financial statements.

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit

(Unaudited)

	Redeemable Convertible Preferred Stock
	Series E		Series D-2		Series D-1		Series D		Series C-1		Series C		Series B		Series A		Series Seed		Total				Additional		Accumulated Other
(in thousands, except for share data)	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit

Balance—July 31, 2022	15,767,013	$36,291	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,882,605	$16,836	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	121,628,641	$138,129	43,285,001	$—	$4,829	$(178,279)	$(159)	$(173,609)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10	—	—	10
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	54	—	54
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Balance—August 3, 2022	15,767,013	$36,291	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,882,605	$16,836	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	121,628,641	$138,129	43,285,001	$—	$4,839	$(178,225)	$(165)	$(173,551)

	Redeemable Convertible Preferred Stock
	Series E		Series D-2		Series D-1		Series D		Series C-1		Series C		Series B		Series A		Series Seed		Total				Additional		Accumulated Other
(in thousands, except for share data)	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Deficit

Balance—January 31, 2022	15,227,437	$33,248	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,376,115	$13,979	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	120,582,575	$132,229	42,892,927	$—	$3,873	$(156,820)	$(201)	$(153,148)
Exercise of warrants	539,576	3,043	—	—	—	—	—	—	506,490	2,857	—	—	—	—	—	—	—	—	1,046,066	5,900	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	862	—	—	862
Exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	392,074	—	104	—	—	104
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,405)	—	(21,405)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	36	36
Balance—August 3, 2022	15,767,013	$36,291	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,882,605	$16,836	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	121,628,641	$138,129	43,285,001	$—	$4,839	$(178,225)	$(165)	$(173,551)

See notes to condensed consolidated financial statements.

ZeroFox Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Successor		Predecessor
(in thousands)	Nine months ended October 31, 2023	August 4, 2022 through October 31, 2022	February 1, 2022 through August 3, 2022
Cash flows from operating activities:
Net loss	$(121,507)	$(704,158)	$(21,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	72,148	698,650	—
Depreciation and amortization	980	153	322
Amortization of software development costs	88	5	321
Amortization of acquired intangible assets	34,311	11,339	1,604
Amortization of right-of-use assets	1,272	—	—
Amortization of deferred debt issuance costs	81	11	229
Stock-based compensation	5,405	305	861
Provision for bad debts	280	3	(7)
Gain on disposal of property and equipment	(4)	—	—
Change in fair value of warrants	512	(5,837)	2,059
Change in fair value of purchase consideration liability	(3,645)	—	—
Change in fair value of sponsor earnout shares	(2,186)	(9,211)	—
Deferred taxes	(9,245)	(2,546)	—
Noncash interest expense	10,540	3,184	303
Changes in operating assets and liabilities:
Accounts receivable	(5,757)	(3,125)	3,643
Deferred contract acquisition costs	(5,300)	(956)	(109)
Prepaid expenses and other assets	(5,982)	(1,641)	(1,498)
Accounts payable, accrued compensation, accrued expenses, and other current liabilities	(8,830)	(8,755)	(3,072)
Operating lease liabilities	(1,505)	—	—
Deferred revenue	22,795	467	2,926
Net cash used in operating activities	(15,549)	(22,112)	(13,823)

Cash flows from investing activities:
Proceeds from the Trust account	—	34,864	—
Business acquisition - IDX, net of cash acquired	—	(49,803)	—
Business acquisition - ZeroFox, net of cash acquired	—	(48,369)	—
Business acquisition - Lookingglass, net of cash acquired	(7,892)	—	—
Purchases of property and equipment	(600)	(156)	(245)
Capitalized software	(126)	(174)	(501)
Net cash used in investing activities	(8,618)	(63,638)	(746)

Cash flows from financing activities:
Proceeds from issuance of convertible notes, net of issuance costs	—	149,872	—
Proceeds from the PIPE	—	20,000	—
Exercise of stock options	283	112	104
Proceeds from issuance of debt, net of issuance costs	7,425	—	7,412
Repurchase of class A ordinary shares	—	(24,626)	—
Payment of deferred underwriting fee	—	(6,054)	—
Repayment of debt	(703)	(234)	(469)
Net cash provided by financing activities	7,005	139,070	7,047

Foreign currency translation adjustment	(211)	(9)	54
Net change in cash, cash equivalents, and restricted cash	(17,373)	53,311	(7,468)
Cash, cash equivalents, and restricted cash, beginning of period	47,649	210	10,374
Cash, cash equivalents, and restricted cash, end of period	$30,276	$53,521	$2,906

Supplemental Cash Flow Information:
Cash paid for interest	$1,453	$286	$2,266
Cash paid for income taxes	1,866	—	50
Non-cash investing and financing activities:
Exercise of warrants	$—	$7,632	$5,900
Issuance of warrants along with issuance of debt	126	—	519
Issuance of common stock to partially satisfy purchase consideration liability	2,647	—	—
Accrual of purchase consideration in connection with business acquisition	9,465	—	—
Convertible note issued in connection with business acquisition	3,333	—	—
Operating lease liabilities arising from obtaining right-of-use assets	3,895	—	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows.

	Successor		Predecessor
	October 31, 2023	October 31, 2022	August 3, 2022
Cash and cash equivalents	$29,864	$53,421	$2,806
Restricted cash included in other assets	412	100	100
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statements of cash flows	$30,276	$53,521	$2,906

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

ZeroFox Holdings conducts its business through its wholly-owned, consolidated subsidiaries, primarily ZeroFox, Inc., Identity Theft Guard Solutions, Inc. and Lookingglass Cyber Solutions, Inc.

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

2: Summary of Significant Accounting Policies

Basis of Presentation

As a result of the Business Combination, the Company evaluated if L&F, ZeroFox, or IDX is the predecessor for accounting purposes. The Company considered the application of Rule 405 of Regulation C, the interpretative guidance of the staff of the United States Securities and Exchange Commission (SEC), including factors for the Registrant to consider in determining the predecessor, and analyzed the following: (1) the order in which the entities were acquired, (2) the size of the entities, (3) the fair value of the entities, (4) the historical and ongoing management structure, and (5) how management discusses the Company's business in the Company's Form 10-Q and Form 10-K filings. In considering the foregoing principles of predecessor determination in light of the Company's specific facts and circumstances, management determined that ZeroFox, Inc. is the predecessor for accounting purposes. The financial statement presentation includes the financial statements of ZeroFox, Inc. as “Predecessor” for the period prior to the Closing Date and the financial statements of the Company as “Successor” for the periods after the Closing Date, including the consolidation of ZeroFox, Inc., IDX, and LookingGlass.

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

Unaudited Interim Financial Information

The interim condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the SEC and are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained herein comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act) and are adequate to make the information presented not misleading. The interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Comprehensive Loss, Condensed Consolidated Statements of Stockholders Equity, Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Deficit, and the Condensed Consolidated Statements of Cash Flows for the interim periods presented. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2023 Annual Report on Form 10-K filed with the Securities Exchange Commission on March 30, 2023. The Condensed Consolidated Statements of Comprehensive Loss for the Successor's three and nine months ended October 31, 2023, are not necessarily indicative of the results to be anticipated for the entire year ending January 31, 2024, or thereafter. All financial information as of and for the Predecessor's Quarter and Year to Date, referenced in the notes to the condensed consolidated financial statements is unaudited.

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
e)
Recognize Revenue When or As Performance Obligations are Satisfied. Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised service to a customer. For the Company's performance obligations, the Company transfers control over time, as the customer simultaneously receives and consumes the benefits provided by the Company’s service.

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

Revenue from Non-Cancelable Contracts

As of October 31, 2023, the Company had approximately $110.3 million of revenue that is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) under non-cancelable contracts. Of this $110.3 million, the Company expects to recognize revenue of approximately $89.0 million in the twelve-month period November 2023 through October 2024, approximately $16.9 million in the twelve-month period November 2024 through October 2025, and approximately $4.4 million thereafter.

Timing of Revenue Recognition

The table below provides revenues earned by timing of revenue (in thousands).

	Successor		Predecessor
Revenue Recognition Timing	Three months ended October 31, 2023	August 4, 2022 to October 31, 2022	August 1, 2022 to August 3, 2022
Over time	$47,642	$38,531	$478
Point in time	17,381	4,458	16
Total	$65,023	$42,989	$494

	Successor		Predecessor
Revenue Recognition Timing	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
Over time	$136,228	$38,531	$27,946
Point in time	36,564	4,458	1,291
Total	$172,792	$42,989	$29,237

Disaggregation of Revenue

The table below provides revenues earned by line of service (in thousands).

	Successor		Predecessor
Revenue Line	Three months ended October 31, 2023	August 4, 2022 to October 31, 2022	August 1, 2022 to August 3, 2022
Subscription revenue	$23,748	$15,174	$478
Services revenue
Breach	40,210	26,888	—
Other services	1,065	927	16
Total services revenue	41,275	27,815	16
Total	$65,023	$42,989	$494

	Successor		Predecessor
Revenue Line	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
Subscription revenue	$65,191	$15,174	$27,946
Services revenue
Breach	104,347	26,888	—
Other services	3,254	927	1,291
Total services revenue	107,601	27,815	1,291
Total	$172,792	$42,989	$29,237

The table below provides revenues earned based on geographic locations (in thousands).

	Successor		Predecessor
Country	Three months ended October 31, 2023	August 4, 2022 to October 31, 2022	August 1, 2022 to August 3, 2022
United States	$60,104	$39,335	$369
Other	4,919	3,654	125
Total	$65,023	$42,989	$494

	Successor		Predecessor
Country	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
United States	$158,716	$39,335	$21,916
Other	14,076	3,654	7,321
Total	$172,792	$42,989	$29,237

Concentration of Credit Risk

The Company maintains cash balances in bank deposit accounts, which at times, may exceed federally insured limits. Deposits held in interest-bearing checking accounts are insured up to $250,000. Deposits held in insured cash sweep accounts are insured up to $150.0 million. The Company has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk from cash. The Company does not perform ongoing credit evaluations, generally does not require collateral, and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, and other information.

Concentration of Revenue and Accounts Receivable

For the three months ended October 31, 2023, two customers accounted for 10% or more of total consolidated revenue. The largest customer accounted for 32% and the other accounted for 11%. For the nine months ended October 31, 2023, one customer accounted for 36% of total consolidated revenue. For the Quarter to Date Predecessor Period and the Year to Date Predecessor Period, there was no individual customer that accounted for 10% or more of total consolidated revenue.

As of October 31, 2023, one customer accounted for 18% of total accounts receivable. As of January 31, 2023, one customer accounted for 23% of total accounts receivable.

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

Under ASC 740, the Company determined that some of its income tax positions did not meet the more-likely-than-not recognition threshold and, therefore, recorded a reserve of $1.6 million as of October 31, 2023.

Business Combinations

The Company accounted for the LookingGlass Business Combination (see Note 4) using the acquisition method pursuant to ASC 805, Business Combinations. The Company is the accounting acquirer of LookingGlass.

The Company accounted for the assets acquired and liabilities assumed based on their estimated acquisition date fair values. The Company recognized the excess of consideration transferred over the fair values of assets acquired and liabilities assumed as goodwill. The Company expensed all transaction related costs of the LookingGlass Business Combination.

All fees and expenses associated with business combinations were expensed as incurred. The Company recorded approximately $1.5 million of expense related to the LookingGlass Business Combination in general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Loss for the nine months ended October 31, 2023. The Company did not incur business combination expenses during the three months ended October 31, 2023. The Company recorded approximately $1.2 million of expenses related to the Business Combination in general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Loss for the Successor Period.

The Predecessor recorded $3.2 million of expenses related to the Business Combination in general and administrative expenses in the Condensed Consolidated Statements of Comprehensive Loss for the Year to Date Predecessor Period.

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

The Company performed its annual quantitative assessment of goodwill impairment as of October 31, 2023. The assessment determined that the fair value of the Company's single reporting unit had declined below its carrying value, as result of the decline in the price of the Company's Common Stock, market conditions, and macroeconomic factors. The fair value of the Company's single reporting unit was determined to be $572.7 million as of October 31, 2023. As the carrying value of the reporting unit was $644.8 million as of October 31, 2023, the Company recorded a goodwill impairment charge $72.1 million during the three months ended October 31, 2023.

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

LookingGlass Earnout Shares

The Company analyzed the terms of the LookingGlass Earnout Shares and determined they are within the scope of ASC 480 and qualify for liability treatment as the shares to be issued vary based on if LookingGlass achieves certain contract thresholds within a specified period of time or if a certain contract is renewed with a specified contract value within a specified period of time (see "LookingGlass Earnout Shares" in Note 9).

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

As of October 31, 2023, and January 31, 2023, the Company had outstanding Public and Private Warrants. The Company measured its Public Warrants based on a Level 1 input, the public price for the Company's warrants traded on Nasdaq (ticker ZFOXW). The Company measured its Private Warrants based on a Level 2 input, the same price for the Company's Public Warrants traded on Nasdaq. The Company analyzed the terms and features of the Private Warrants and determined that they were economically similar to the Public Warrants.

As of October 31, 2023, the Company measured the Stifel Warrant based on Level 3 inputs. The assumptions used to value all warrants are described in Note 7.

A summary of the changes in the fair value of warrants is as follows (in thousands):

	Successor

	Public	Private
Warrant liabilities - January 31, 2023	$1,373	$1,208
Issuance of warrants	—	126
Gain due to change in fair value of warrants	(1,201)	(1,123)
Warrant liabilities - October 31, 2023	$172	$211

	Public	Private
Warrant liabilities - August 4, 2022	$4,226	$11,351
Exercise of warrants	—	(7,632)
Gain due to change in fair value of warrants	(3,105)	(2,732)
Warrant liabilities - October 31, 2022	$1,121	$987

	Predecessor

	Public	Private
Warrant liability - January 31, 2022	$—	$10,709
Issuance of warrants	—	519
Exercise of warrants	—	(5,900)
Loss due to change in fair value of warrants	—	2,059
Warrant liability - August 3, 2022	$—	$7,387

The Stifel Warrant is included in the Private Warrants column in the table above as of October 31, 2023.

The Company measured the liability for Sponsor Earnout Shares using Level 3 inputs. The methodology and assumptions used to measure the Sponsor Earnout Shares are described in Note 8. A summary of the changes in the fair value of the Sponsor Earnout Shares is included below (in thousands). There is no balance for the Predecessor as of August 3, 2022, as the earnout period began on the Closing Date of the Business Combination, August 3, 2022.

Successor

Sponsor earnout shares - January 31, 2023	$2,445
Gain due to change in fair value of sponsor earnout shares	(2,186)
Sponsor earnout shares - October 31, 2023	$259

The Company measured the purchase consideration liability using Level 2 inputs. The methodology and assumptions used to measure the purchase consideration liability are described in Note 9. A summary of the changes in the fair value of the purchase consideration liability is included below (in thousands). There is no balance for the Predecessor as of August 3, 2022, as the LookingGlass Business Combination occurred on April 21, 2023.

Successor

Purchase consideration liability - January 31, 2023	$—
Business acquisition	9,827
Adjustment related to business acquisition	(364)
Gain due to change in fair value of purchase consideration liability	(3,645)
Release of common stock to partially satisfy purchase consideration liability	(2,647)
Purchase consideration liability - October 31, 2023	$3,171

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity terms of these instruments.

The carrying amount of the Stifel Note (see Note 6) approximates fair value due to the short duration of time that has elapsed since the amendment to the loan and security agreement. The carrying amount of the Alsop Louie Convertible Note (see Note 6) approximates fair value due to the short duration of time that has elapsed since the note has been issued.

Net Loss Per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, inclusive of the LookingGlass purchase consideration shares that will be issued based on the passage of time (see Note 9). Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common stock. For the purposes of this calculation, outstanding stock options, unvested restricted stock, stock warrants, Sponsor Earnout Shares, the variable portion of the LookingGlass Deferred Shares (see Note 9) that have not been distributed, and redeemable convertible preferred stock are considered potential dilutive common stock and are excluded from the computation of net loss per share as their effect is anti-dilutive.

The following table sets forth computation of basic loss per share attributable to common stockholders (in thousands, except share and per share data):

	Successor		Predecessor
	Three months ended October 31, 2023	August 4, 2022 to October 31, 2022	August 1, 2022 to August 3, 2022
Numerator:
Net loss	$(86,692)	$(704,158)	$54
Net loss per share attributable to common stockholders	$(86,692)	$(704,158)	$54

Denominator:
Weighted-average common stock outstanding	126,586,116	116,853,297	43,214,825
Net loss per share attributable to common stockholders - basic and diluted	$(0.68)	$(6.03)	$-

	Successor		Predecessor
	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
Numerator:
Net loss	$(121,507)	$(704,158)	$(21,405)
Net loss per share attributable to common stockholders	$(121,507)	$(704,158)	$(21,405)

Denominator:
Weighted-average common stock outstanding	122,662,666	116,853,297	43,041,209
Net loss per share attributable to common stockholders - basic and diluted	$(0.99)	$(6.03)	$(0.50)

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

The following is a summary of the weighted average common stock equivalents, for the securities outstanding during the respective periods, that have been excluded from the computation of diluted net loss per common share, as their effect would be anti-dilutive:

	Successor		Predecessor
	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
Preferred stock (on an as-converted basis)	—	—	241,238,877
Common stock options outstanding	7,037,136	7,911,164	22,178,814
Warrants to purchase preferred stock, all series	—	—	5,794,517
Public and private warrants to purchase common stock	16,304,870	16,228,329	—
Sponsor earnout shares	1,293,750	1,293,750	—
Restricted stock units	7,044,540	—	—

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

The Predecessor’s redeemable convertible preferred stock consists of (in thousands except share data):

	Successor				Predecessor
	October 31, 2023		October 31, 2022		August 3, 2022
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount
Convertible preferred stock—Series E, $0.00001 par value—authorized 19,033,653 shares; (liquidation preference $28,354,249)	—	$—	—	$—	15,767,013	$36,291
Convertible preferred stock—Series D, $0.00001 par value—authorized 14,833,942 shares; (liquidation preference $21,222,496)	—	—	—	—	13,871,547	21,067
Convertible preferred stock—Series D-2, $0.00001 par value—authorized 993,868 shares (liquidation preference $1,216,439)	—	—	—	—	993,868	1,451
Convertible preferred stock—Series D-1, $0.00001 par value—authorized shares 5,878,303 (liquidation preference $8,094,053)	—	—	—	—	5,878,303	8,171
Convertible preferred stock—Series C-1, $0.00001 par value—authorized 16,208,756 shares (liquidation preference $14,037,000)	—	—	—	—	11,882,605	16,836
Convertible preferred stock—Series C, $0.00001 par value—authorized 21,124,700 shares (liquidation preference $19,999,999)	—	—	—	—	21,124,699	19,899
Convertible preferred stock—Series B, $0.00001 par value—authorized 26,914,949 shares (liquidation preference $22,124,088)	—	—	—	—	26,914,949	22,047
Convertible preferred stock—Series A, $0.00001 par value—authorized 16,122,188 shares (liquidation preference $10,246,261)	—	—	—	—	15,997,285	10,159
Convertible preferred stock—Series seed, $0.00001 par value—authorized 9,198,372 shares (liquidation preference $2,285,795)	—	—	—	—	9,198,372	2,208

	—	$—	—	$—	121,628,641	$138,129

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

3: Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the liabilities carried at fair value (in thousands):

	Fair value measurements at October 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Public warrants	$(172)	$—	$—	$(172)
Private warrants	—	(152)	(59)	(211)
Sponsor earnout shares	—	—	(259)	(259)
Purchase consideration liability	(2,544)	—	(627)	(3,171)
Total financial liabilities	$(2,716)	$(152)	$(945)	$(3,813)

	Fair value measurements at January 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$557	$—	$—	$557
Total financial assets	$557	$—	$—	$557

Liabilities:
Public warrants	$(1,373)	$—	$—	$(1,373)
Private warrants	—	(1,208)	—	(1,208)
Sponsor earnout shares	—	—	(2,445)	(2,445)
Total financial liabilities	$(1,373)	$(1,208)	$(2,445)	$(5,026)

See Note 6 for a discussion of the fair value of debt.

Purchase Consideration Liability

As of October 31, 2023, the Company had an obligation to transfer $3.2 million in stock to the former owners of LookingGlass in connection with the LookingGlass Business Combination (see Note 4). The purchase consideration liability represents a financial liability that will be settled in shares of the Company's Common Stock.

The Company classified the fair value of the purchase consideration liability related to the variable portion of the LookingGlass Deferred Shares as Level 3 within the fair value hierarchy. This portion of the fair value includes estimates of certain contingencies to be achieved as of the reporting date, which are considered unobservable inputs. The remaining fair value of the purchase consideration liability which we do not consider to be variable is classified as Level 1 within the fair value hierarchy as it is based on the price of the Company's publicly traded stock.

4: Acquisitions

The Business Combination

On August 3, 2022, L&F, ZeroFox, Inc., and IDX, consummated the business combination as contemplated by the Business Combination Agreement, dated as of December 17, 2021. In connection with the finalization of the Business Combination, L&F changed its name to ZeroFox Holdings, Inc. and changed its jurisdiction of incorporation from the Cayman Islands to the state of Delaware. The Company changed its fiscal year end to January 31. The Company's Common Stock and public warrants began trading under the tickers ZFOX and ZFOXW, respectively. A summary of other terms provided with the settlement of the transaction is disclosed in the Company's fiscal year 2023 10-K, filed with the SEC on March 30, 2023.

As of July 31, 2023, the Company finalized its evaluation of the initial values of the assets and liabilities of ZeroFox, Inc. and IDX that were acquired in the Business Combination.

LookingGlass Business Combination

On April 21, 2023, the Company completed the acquisition of LookingGlass, a privately-held software company (the LookingGlass Business Combination). The Company expects the acquisition of LookingGlass will strengthen the Company's Platform with industry-leading external attack surface and threat intelligence capabilities.

The purchase consideration includes a potential maximum of 9.637 million shares of Company Common Stock, subject to adjustment for the LookingGlass Earnout Shares (see Note 9) and other customary purchase price adjustments. As of the date of the transaction, the Company estimates that 8.628 million shares will be issued to the selling shareholders.

The following table summarizes the estimated fair value of the purchase consideration (in thousands, except per share data):

Purchase consideration liability:
Purchase consideration shares
LookingGlass Earnout Shares	1,837,500
LookingGlass Deferred Shares	6,790,103
Total purchase consideration shares	8,627,603
Adjusted closing price per share of the Company's Common Stock (ZFOX) on April 21, 2023	$1.10
Fair value of purchase consideration liability	$9,464

Cash consideration	$9,500
Convertible note	3,333
Total purchase consideration	$22,297

The purchase consideration liability is discussed further in Note 9. The convertible note is discussed further in Note 6 under the caption, "Alsop Louie Convertible Note".

The Company recorded the preliminary allocation of the purchase price to LookingGlass' assets acquired and liabilities assumed based on their fair values as of April 21, 2023. The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$1,608
Accounts receivable	3,233
Prepaid expenses and other assets	1,561
Property and equipment, net	1,627
Operating lease right-of-use assets	656
Goodwill	6,317
Intangible assets	17,900
Deferred tax assets	4,506
Total assets acquired	$37,408

Accounts payable	$1,304
Accrued compensation, accrued expenses, and other current liabilities	2,279
Operating lease liabilities, current	584
Deferred revenue, current	10,850
Operating lease liabilities, net of current portion	94
Total liabilities assumed	15,111
Total consideration transferred	$22,297

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
	$17,900

The goodwill of $6.3 million represents the excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate, identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of expertise and industry know-how of the workforce, developed technology, back-office infrastructure, strong market position, and the assembled workforce of LookingGlass. None of the goodwill recognized is expected to be deductible for income tax purposes.

The measurement period for the assets and liabilities for the LookingGlass Business Combination remains open for the period of up to one year following completion of the transaction. The Company is finalizing the fair value of the purchase consideration liability and allocation of purchase price, including income taxes.

The results of operations of LookingGlass are included in the Company's Condensed Consolidated Statements of Comprehensive Loss from the acquisition date and were not material. The impact of the unaudited supplemental pro forma financial statements is not material to the condensed consolidated financial statements and therefore this information is not presented.

5: Goodwill and Intangible Assets

A summary of the changes in the fair value of goodwill is as follows (in thousands):

Successor

Goodwill (gross) - January 31, 2023	$1,105,258
Accumulated impairment loss	(698,650)
Goodwill (net) - January 31, 2023	$406,608
Business acquisition	6,317
Purchase accounting adjustments from the Business Combination	6,900
Goodwill impairment	(72,148)
Goodwill (net) - October 31, 2023	$347,677

Goodwill (gross) - August 4, 2022	$1,105,258
Accumulated impairment loss	—
Goodwill (net) - August 4, 2022	$1,105,258
Goodwill impairment	(698,650)
Goodwill (net) - October 31, 2022	$406,608

Predecessor

Goodwill (gross) - January 31, 2022	$35,002
Adjustment related to business acquisitions	—
Goodwill (net) - August 3, 2022	$35,002

During the three months ended July 31, 2023, the Company recorded adjustments to goodwill in connection with the finalization of the purchase accounting for the Business Combination. These adjustments are discussed in the Company's second quarter fiscal year 2024 10-Q, filed with the SEC on September 12, 2023.

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

The Company recorded an impairment charge of $72.1 million during the three months ended October 31, 2023 as part of its annual test of goodwill. The Company's estimate of the fair value of its single reporting unit of $572.7 million was below the carrying value of the reporting unit of $644.8 million.

The tables below summarize the Company’s intangible assets (amounts in thousands, except for useful lives).

	As of October 31, 2023
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8.7	$168,100	$(28,835)	$139,265
Developed technology	5.1	99,800	(24,095)	75,705
Trademarks / trade names	10.0	35,500	(4,437)	31,063
		$303,400	$(57,367)	$246,033

	As of January 31, 2023
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8.6	$154,400	$(11,894)	$142,506
Developed technology	5.0	95,800	(9,425)	86,375
Trademarks / trade names	10.0	35,300	(1,737)	33,563
		$285,500	$(23,056)	$262,444

The tables below summarizes the future amortization of the Company’s intangible assets (amounts in thousands).

Fiscal 2024 (remaining 3 months)	$10,252
Fiscal 2025	41,009
Fiscal 2026	40,932
Fiscal 2027	40,909
Fiscal 2028	31,484
Thereafter	81,447
Total amortization of intangible assets expense	$246,033

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

The Company recognized amortization of intangible assets expense in the accompanying Condensed Consolidated Statements of Comprehensive Loss as follows (in thousands):

	Successor		Predecessor
	Three months ended October 31, 2023	August 4, 2022 to October 31, 2022	August 1, 2022 to August 3, 2022
Cost of revenue - subscription	$4,933	$4,635	$4
Sales and marketing	4,475	5,850	21
General and administrative	908	854	1
Total amortization of acquired intangible assets	$10,316	$11,339	$26

	Successor		Predecessor
	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
Cost of revenue - subscription	$14,670	$4,635	$260
Sales and marketing	16,941	5,850	1,308
General and administrative	2,700	854	36
Total amortization of acquired intangible assets	$34,311	$11,339	$1,604

6: Debt

The tables below summarize key terms of the Company’s debt (amounts in thousands, except for interest rates).

	As of October 31, 2023
Lender	Stated Interest Rate	Effective Interest Rate	Gross Balance	Unamortized Debt Discount	Unamortized Deferred Debt Issuance Costs	Net Carrying Value
Stifel Bank	9.50%	10.45%	$22,500	$(97)	$(62)	$22,341
InfoArmor	5.50%	5.50%	1,641	—	—	1,641
Convertible notes	7.00% Cash / 8.75% PIK	9.77%	167,004	—	(90)	166,914
Alsop Louie Convertible Note (1)	6.00%	3.36%	3,333	—	—	3,333
			$194,478	$(97)	$(152)	$194,229

				Current portion of long-term debt		$938
					Long-term debt	193,291
						$194,229
(1) Per the note agreement, the note is interest free for the first twelve months and bears interest at a rate of 6% per annum thereafter.

	As of January 31, 2023
Lender	Stated Interest Rate	Effective Interest Rate	Gross Balance	Unamortized Debt Discount	Unamortized Deferred Debt Issuance Costs	Net Carrying Value
Stifel Bank	8.50%	8.50%	$15,000	$—	$—	$15,000
InfoArmor	5.50%	5.50%	2,344	—	—	2,344
Convertible notes	7.00% Cash / 8.75% PIK	8.53%	156,564	—	(127)	156,437
			$173,908	$—	$(127)	$173,781

				Current portion of long-term debt		$15,938
					Long-term debt	157,843
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

The loan and security agreement with Stifel contains a provision whereby, in the Event of Default, the obligation will bear additional interest at a rate equal to 4%. Management evaluated Events of Default and determined the non-credit related events of default represent an embedded derivative that must be bifurcated and accounted for separately from the loan and security agreement. The default rate derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management has assessed the probability of occurrence for a non-credit default event and determined the likelihood of a referenced event to be remote. Therefore, the estimated fair value of the default rate derivative was negligible as of October 31, 2023, and January 31, 2023, and no amount was recorded.

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

Additionally, the amendment superseded the financial covenants for which the Company must be in compliance. The amended financial covenants include a covenant whereby the ratio of (A) the Company's unrestricted cash held at Stifel Bank plus 50% of the Company's net accounts receivable to (B) the Company's outstanding debt to Stifel Bank must equal at least 1.5 to 1.0. The amendment also requires the Company to maintain unrestricted cash at Stifel Bank of at least $17.5 million at all times. The Company was in compliance with its financial covenants as of October 31, 2023.

The loan with Stifel Bank is secured by all assets of the Company.

InfoArmor Note

On June 7, 2021, the Predecessor issued a $3.8 million promissory note payable to InfoArmor, Inc. in connection with its acquisition of Vigilante. The promissory note accrues interest at 5.5% per annum (computed on the basis of a 365-day year). Principal and interest payments of $0.2 million are paid quarterly over the four-year term of the loan maturing on June 7, 2025. As of October 31, 2023, $0.9 million was recorded in current portion of long-term debt in the Condensed Consolidated Balance Sheet. The loan with InfoArmor is unsecured.

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

At October 31, 2023, the net carrying amount of the Convertible Notes of $169.9 million (reflected as long-term debt on the Condensed Consolidated Balance Sheet) compares to the fair value of $115.2 million. The fair value of the Convertible Notes is categorized as a Level 3 liability in the fair value hierarchy.

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

7: Warrants

ZeroFox Holdings, Inc. Public Warrants and Private Warrants

At October 31, 2023, there were 8,625,000 Public Warrants and 7,588,430 Private Warrants outstanding. The Public Warrants became exercisable on September 2, 2022, which was 30 days after the completion of the Business Combination. The Public Warrants will expire five years from the completion of the Business Combination or earlier upon redemption or liquidation.

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

The public closing price for the Company's Public Warrants as of October 31, 2023, was $0.02 per warrant, resulting in a fair value of $0.2 million and $0.2 million for the Public Warrants and Private Warrants, respectively. The Company recorded the change in the fair value of both the Public and Private warrants to change in fair value of warrant liabilities on the Condensed Consolidated Statement of Comprehensive Loss.

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

October 31, 2023
Asset price	$0.64
Exercise price of the warrant	$1.36
Contractual term	9.5
Volatility	75.00%
Dividend yield	0.00%
Risk-free rate	4.90%

The fair value of the Stifel Warrant was determined to be $0.1 million at October 31, 2023. The Company recorded the change in the fair value of the Stifel Warrant to change in fair value of warrant liabilities on the Condensed Consolidated Statement of Comprehensive Loss.

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

From the Closing date through October 31, 2023, no triggering events had been achieved.

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

	October 31, 2023	January 31, 2023

Per Share Price of Company Common Stock	$0.64	$3.62
Annual Equity Volatility	95.00%	65.00%
Risk-Free Rate of Return	4.87%	3.70%

Fair Value per Share Tranche I	$0.22	$2.12
Fair Value per Share Tranche II	$0.20	$1.88
Fair Value per Share Tranche III	$0.18	$1.67

Aggregate Fair Value (in thousands)	$259	$2,445

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

During the three months ended October 31, 2023, the Company issued 3,810,108 shares to the selling shareholders in connection with the distribution on the six-month anniversary of the transaction date. The shares issued included a portion of both the LookingGlass Earnout Shares and the LookingGlass Deferred Shares (both are defined below).

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

During the three months ended October 31, 2023, triggering event I was achieved.

LookingGlass Earnout Shares Fair Value

The fair value of the LookingGlass Earnout Shares includes the shares that have been earned and will be issued on the twelve and eighteen-month anniversaries of the transaction date. The fair value of the LookingGlass Earnout Shares was $0.8 million and $2.0 million as of October 31, 2023 and April 21, 2023, respectively.

The Company recorded the change in the fair market value of the LookingGlass Earnout Shares to change in fair market value of purchase consideration liability on the Condensed Consolidated Statement of Comprehensive Loss.

LookingGlass Deferred Shares

The remaining purchase consideration shares consist of shares that will be issued based on the passage of time (in accordance with the merger agreement) as well as a variable amount of shares that will be issued subject to indemnity claims (collectively, the LookingGlass Deferred Shares). The merger agreement provides that a variable number of shares of Company Common Stock will be withheld for a period of twelve months and be subject to indemnity claims by the Company, an additional 500,000 shares will be withheld until July 31, 2025, and be subject to certain indemnity claims by the Company.

Purchase Consideration Liability Fair Value

The Company performed probability-weighted assessments to estimate the variable portion of the LookingGlass Deferred Shares (related to indemnities) that will be issued pursuant to the merger agreement. The remaining purchase consideration shares consist of shares that will be issued based on the passage of time according to the merger agreement, including the remaining LookingGlass Earnout Shares that have been earned.

The purchase consideration shares are remeasured to fair value each reporting date based on the Company's re-assessment of probability weightings related to the variable portion of the LookingGlass Deferred Shares, as well as the price of the Company's Common Stock as reported on Nasdaq.

The calculation of the fair value of the purchase consideration liability is included in the table below (in thousands, except share and per share data). There is no balance as of January 31, 2023, as the LookingGlass Business Combination occurred on April 21, 2023.

October 31, 2023
Purchase consideration shares	8,765,103
Distributed Tranche I purchase consideration shares	(3,810,108)
Remaining purchase consideration shares	4,954,995
Closing price per share of the Company's Common Stock (ZFOX)	$0.64
Fair value of remaining purchase consideration liability	$3,171

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

Common Stock

The Company has issued and outstanding 124,544,300 shares of Common Stock as of October 31, 2023. Holders of Common Stock are entitled to one vote for each share.

Dividend Rights

Subject to the preferences that may apply to any shares of the Company's preferred stock outstanding at the time, the holders of Common Stock will be entitled to receive dividends out of funds legally available for the payment of dividends if the Board of Directors, in its discretion, authorizes the issuance of dividends. The Company's Board of Directors has not declared any dividends related to Company Common Stock as of October 31, 2023, and through the date these financial statements were available to be issued.

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

Preferred Stock

The Board of Directors of the Company has not issued any classes or series of preferred stock as of October 31, 2023, and through the date these financial statements were available to be issued.

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

11: Stock-Based Compensation

ZeroFox Holdings, Inc. 2022 Incentive Equity Plan

On August 3, 2022, the Company adopted the 2022 ZeroFox Holdings, Inc. Incentive Equity Plan (the 2022 Plan). The 2022 Plan became effective on the closing of the Business Combination, which also occurred on August 3, 2022. The 2022 Plan provides for the issuance of up to 11,750,135 shares of Common Stock to employees, officers, directors, consultants, and advisors in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (RSUs), dividend equivalents, and other stock or cash-based awards. On November 30, 2022, the Board of Directors approved an increase to the number of shares available for issuance under the 2022 plan, effective January 1, 2023. Pursuant to the terms of the 2022 Plan agreement, the shares available for issuance increased by 5% of the shares of Common Stock issued and outstanding at December 31, 2022, or 5,909,396 shares. As of October 31, 2023, there were 6,542,210 shares of Common Stock available for issuance under the 2022 Plan.

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

ZeroFox Holdings, Inc. Employee Stock Purchase Plan

On August 3, 2022, the Company adopted the ZeroFox Holdings, Inc. 2022 Employee Stock Purchase Plan (ESPP). The ESPP is designed to allow eligible employees of the Company and its subsidiaries to purchase shares of Company Common Stock with their accumulated payroll deductions. As of January 31, 2023 and October 31, 2023, and through the date these financial statements were available to be issued, the Company had not implemented and made available the ESPP to its employees.

Stock Options

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. As the Company did not issue any stock options from the Closing Date of the Business Combination to October 31, 2023, this section describes how any such stock-based awards will be fair valued by the Company when they are issued. This section also describes how the Predecessor valued their stock-based awards.

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

	Successor		Predecessor
Assumptions	October 31, 2023	October 31, 2022	August 3, 2022
Weighted-average risk-free rate	N/A	N/A	1.48%
Weighted-average expected term of the option (in years)	N/A	N/A	6.07
Weighted-average expected volatility	N/A	N/A	38.92%
Weighted-average dividend yield	N/A	N/A	0.00%

A summary of option activity is as follows (Aggregate Intrinsic Value in thousands):

Successor	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 31, 2023	7,869,050	$1.54	5.32	$—
Granted	—	—
Exercised	(912,104)	0.31
Cancelled	(344,197)	4.40
Outstanding as of October 31, 2023	6,612,749	1.56	5.23	—
Vested as of October 31, 2023	5,700,770	1.21	4.86	—
Vested and expected to vest as of October 31, 2023	6,293,522	$1.45	5.11	$—

Successor	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of August 4, 2022	8,159,377	$1.45	6.25	$25,202
Granted	—	—
Exercised	(194,369)	0.58
Cancelled	(114,539)	0.64
Outstanding as of October 31, 2022	7,850,469	1.48	6.30	24,036
Vested as of October 31, 2022	5,490,859	0.82	5.50	19,415
Vested and expected to vest as of October 31, 2022	7,351,360	$1.31	6.09	$22,419

Predecessor	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of February 1, 2022	21,715,815	$0.44	6.28	$51,688
Granted	1,214,500	2.39
Exercised	(392,450)	0.27
Cancelled	(252,159)	1.47
Outstanding as of August 3, 2022	22,285,706	0.54	6.45	50,864
Vested as of August 3, 2022	14,783,495	0.27	5.41	37,757
Vested and expected to vest as of August 3, 2022	19,659,894	$0.47	6.17	$46,276

The Company did not grant any options during the three or nine months ended October 31, 2023, or the Successor Period. The weighted-average grant-date fair value of options granted during the Year to Date Predecessor Period was $1.00.

The total intrinsic value of options exercised during the three and nine months ended October 31, 2023, was $0.1 million and $0.8 million, respectively. The total intrinsic value of options exercised during the Successor Period was $0.7 million. The total intrinsic value of options exercised during the Year to Date Predecessor Period was $1.0 million.

Restricted Stock Units (RSUs)

The fair value of RSUs is based on the closing price of the Company's Common Stock on the date of grant.

The Company did not grant RSUs during the Successor Period. The Predecessor did not grant RSUs during the Year to Date Predecessor Period. A summary of RSU activity is as follows:

Successor	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2023	2,802,426	$4.64
Granted	9,865,954	1.30
Vested	(1,632,043)	3.28
Cancelled	(229,750)	4.54
Outstanding as of October 31, 2023	10,806,587	$1.80

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

Stock-Based Compensation Expense

The Company recognized non-cash, stock-based compensation expense in the accompanying Condensed Consolidated Statements of Comprehensive Loss as follows (in thousands):

	Successor		Predecessor
	Three months ended October 31, 2023	August 4, 2022 to October 31, 2022	August 1, 2022 to August 3, 2022
Cost of revenue - subscription	$59	$8	$—
Cost of revenue - services	37	1	—
Research and development	487	57	2
Sales and marketing	471	84	3
General and administrative	938	155	5
Total stock-based compensation expense	$1,992	$305	$10

	Successor		Predecessor
	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
Cost of revenue - subscription	$138	$8	$18
Cost of revenue - services	79	1	2
Research and development	1,114	57	114
Sales and marketing	1,156	84	218
General and administrative	2,918	155	510
Total stock-based compensation expense	$5,405	$305	$862

Unrecognized compensation cost related to outstanding stock options totaled $2.0 million as of October 31, 2023, which is expected to be recognized over a weighted-average remaining period of 1.9 years.

Unrecognized compensation cost related to outstanding RSUs totaled $18.6 million as of October 31, 2023, which is expected to be recognized over a weighted-average remaining period of 3.3 years.
12: Income Taxes

For the three months ended October 31, 2023, the benefit from income taxes was $1.1 million. The effective tax rate of 1.24% differs from the statutory rate primarily as result of the impairment of non-deductible goodwill, changes in the valuation allowance related to deductible temporary differences and carryforwards originating during the period, and the impact of state and foreign taxes. For the nine months ended October 31, 2023, the benefit from income taxes was $8.8 million. The effective tax rate of 6.76% differs from the statutory rate primarily as result of the impairment of non-deductible goodwill, changes in the valuation allowance related to deductible temporary differences and carryforwards originating during the period, and the impact of state and foreign taxes.

For the Successor Period, the benefit from income taxes was $2.4 million. The effective tax rate of 0.35% differs from the statutory rate primarily as result of the impairment of non-deductible goodwill, changes in the valuation allowance related to deductible temporary differences and carryforwards originating during the period, and the impact of state and foreign taxes. For the Year to Date Predecessor Period, the provision for income taxes was $0.1 million. The effective tax rate of (0.52)% differs from the statutory rate primarily as result of a change in the valuation allowance related to deductible temporary differences and carryforwards originating during the period, and the impact of foreign taxes.

On October 31, 2023, and January 31, 2023, the Company recorded gross unrecognized tax benefits of approximately $1.4 million and $0.8 million, respectively. Of these unrecognized tax benefits, $1.2 million and $0.7 million, respectively, would impact the Company's effective tax rate if recognized. Interest and penalties accrued related to uncertain tax positions were $0.2 million and $0.1 million at October 31, 2023, and January 31, 2023, respectively.

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

The Company incurred rent expense of $0.1 million and $0.3 million during the three and nine months ended October 31, 2023, respectively. The Company incurred rent expense of $0.1 million during the Successor Period and the Predecessor incurred rent expense of $0.2 million during the Year to Date Predecessor Period. As of October 31, 2023, and January 31, 2023, the Company had leasehold improvements of $0.1 million, net of accumulated depreciation of $0.1 million. The lessor holds a $0.1 million security deposit that is refundable at the end of the lease term.

Cyveillance Acquisition Sublease and Transition Support Agreement

As part of the consideration for the Cyveillance Acquisition, the Predecessor issued Predecessor Series E redeemable convertible preferred stock to LookingGlass. As a result, LookingGlass is a related party of the Predecessor. Through the conversion of Predecessor stock to Common Stock of the Company as part of the Business Combination, LookingGlass was a related party of the Company. Effective September 30, 2020, as part of the Cyveillance Acquisition, the Predecessor entered into a sublease agreement with LookingGlass for office space in Reston, Virginia. The Predecessor incurred rent expense of $0.2 million for the Year to Date Predecessor Period. The initial term of the sublease ended on July 31, 2022, and the Predecessor elected not to renew. The Predecessor and LookingGlass also entered into a transition support agreement. The agreement stipulated that the Predecessor will reimburse LookingGlass for services performed as part of the transition. During the six months ended July, 31 2022, the Predecessor did not incur any expense under the transition support agreement. The transition support agreement expired on July 31, 2022.

PIPE Investor Notes

The Predecessor accrued $0.2 million of payment-in-kind (PIK) interest for notes payable with related parties during the Year to Date Predecessor Period. The interest accrued through the date of the Business Combination was paid in cash to the note holders on the date of the Business Combination. The principal value of the related notes owed by the Predecessor of $5.0 million was offset against obligations the note holders had with the Company as part of the PIPE Subscription Agreement.

14: Commitments and Contingencies

Sales and Other Taxes

The Company’s cloud solutions and services are subject to sales and other taxes in certain jurisdictions where the Company does business. The Company bills sales and other taxes to customers and remits these to the respective government authorities. Taxing jurisdictions have differing rules and regulations, which are subject to varying interpretations that may change over time. There may be assessments for sales tax jurisdictions in which the Company has not accrued a sales tax liability. The Company has been unable to assess the probability, or estimate the amount, of this exposure. There were no pending sales tax reviews as of October 31, 2023.

Prior to January 1, 2022, IDX did not collect U.S. sales and use tax from its customers for its services. During 2020, IDX engaged an external tax consultant to perform a full U.S. sales tax nexus study and analysis. IDX accrued and reflected historical liabilities in its financial statements and was filing Voluntary Disclosure Agreements (VDA) in relevant U.S. jurisdictions. Beginning January 1, 2022, IDX began collecting, reporting, and remitting appropriate U.S. sales tax from its customers in all applicable jurisdictions. As of October 31, 2023, the Company recorded an accrual of $1.3 million for IDX sales and use taxes that were not remitted prior to January 31, 2022.

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

The Company maintains two separate defined contribution 401(k) plans for legacy IDX and LookingGlass employees. Employees meeting certain requirements are eligible to participate to the respective plan. Under both plans, eligible participants may contribute a portion of their compensation to the plan and the Company may make matching contributions. The Company may make discretionary contributions to each plan at its option. The Company contributed a total of $0.1 million and $0.3 million to the IDX and LookingGlass plans during the three and nine months ended October 31, 2023, respectively.

General Litigation

The Company may become involved in various disputes. In the opinion of management, the amount of liability, if any, resulting from the final resolution of these matters will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. The Company was not party to any pending litigation as of October 31, 2023.

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

Purchase Commitments

The Company has a non-cancelable purchase commitment of $10.8 million related to two months of outsourced credit monitoring services provided to the Company’s largest customer as of October 31, 2023. The dollar amount and length of this commitment is determined by the customer’s exercise of annual option periods.

Index to Financial Statements

ID Experts Holdings, Inc.

ID Experts Holdings, Inc. and Subsidiary

Condensed Consolidated Statement of Income (Unaudited)

(in thousands, except share data)	Period July 1, 2022, to August 3, 2022	Period January 1, 2022, to August 3, 2022

Revenue	$10,052	$66,758
Cost of revenue	8,047	52,254
Gross profit	2,005	14,504

Operating expenses
Research and development	487	3,325
Sales and marketing	617	4,594
General and administrative	931	5,758
Total operating expenses	2,035	13,677

Income from operations	(30)	827

Other expense
Interest expense, net	(57)	(314)
Other expense	(111)	(585)
Change in fair value of warrant liabilities	-	(133)
Total other expense	(168)	(1,032)
Income (loss) before income taxes	(198)	(205)

Income tax expense	630	652

Net income (loss) after tax	$(828)	$(857)

Net income (loss) attributable to common stockholders, basic and diluted	$(828)	$(857)
Net income per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.07)
Weighted-average shares used in computation of net loss per share attributable to common stockholders, basic and diluted:	13,149,247	12,854,967

See notes to condensed consolidated financial statements.

ID Experts Holdings, Inc. and Subsidiary

Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Deficit (Unaudited)

	Preferred Stock
(in thousands, except for share data)	Series A-1 Redeemable Convertible Preferred Stock		Series A-2 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—June 30, 2022	5,882,350	$10,000	26,194,324	$55,166	12,925,071	$1	$24	$(70,264)	$(70,239)
Common stock issued	—	—	—	—	300,000	—	2,031	—	2,031
Stock-based compensation expense	—	—	—	—	—	—	3	—	3
Net income	—	—	—	—	—	—	—	(828)	(828)
Balance—August 3, 2022	5,882,350	$10,000	26,194,324	$55,166	13,225,071	$1	$2,058	$(71,092)	$(69,033)

	Preferred Stock
(in thousands, except for share data)	Series A-1 Redeemable Convertible Preferred Stock		Series A-2 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2021	5,882,350	$10,000	26,069,330	$54,902	11,671,845	$1	$-	$(70,235)	$(70,234)
Preferred stock issued	—	—	124,994	264	—	—	—	—	—
Common stock issued	—	—	—	—	1,553,226	—	2,042	—	2,042
Stock-based compensation expense	—	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	—	(857)	(857)
Balance—August 3, 2022	5,882,350	$10,000	26,194,324	$55,166	13,225,071	$1	$2,058	$(71,092)	$(69,033)

See notes to condensed consolidated financial statements.

ID Experts Holdings, Inc. and Subsidiary

Condensed Consolidated Statement of Cash Flows (Unaudited)

(in thousands)	Period January 1, 2022, to August 3, 2022

Cash flows from operating activities:
Net loss	$(857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46
Amortization of debt issuance cost	2
Stock-based compensation	16
Gain on warrant exercised	(8)
Provision for doubtful accounts	(117)
Change in fair value of warrant liabilities	133
Change in fair value of debt	589
Deferred tax expense	(1,354)
Loss on sale of property and equipment	1
Changes in operating assets and liabilities:
Accounts receivable	(1,823)
Deferred contract acquisition costs	(944)
Prepaid expenses and other assets	(242)
Accounts payable	262
Accrued compensation, accrued expenses, and other current liabilities	1,843
Deferred revenue	1,160
Net cash used in operating activities	(1,293)

Cash flows from investing activities:
Purchases of property and equipment	(44)
Net cash used in investing activities	(44)

Cash flows from financing activities:
Exercise of stock options	191
Repayment of debt	(556)
Net cash used in financing activities	(365)

Net decrease in cash, cash equivalents, and restricted cash	(1,702)

Cash, cash equivalents, and restricted cash, beginning of period	17,986

Cash, cash equivalents, and restricted cash, end of period	$16,284

Supplemental Cash Flow Information:
Cash paid for interest	$307
Cash paid for taxes	107
Non-cash financing and investing activities:
Increase in redeemable convertible preferred stock	(264)
Decrease in accrued expense	2,122
Increase in retained earnings	(8)
Increase in additional paid in capital	$(1,850)

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

The following table illustrates the timing of the Company’s revenue recognition:

	July 1, 2022, to August 3, 2022	January 1, 2022, to August 3, 2022
Breach - point in time	9.4%	12.6%
Breach - over time	86.3%	83.4%
Membership services - over time	4.3%	4.0%

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

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. No losses on uncompleted contracts were recognized for the period July 1, 2022, to August 3, 2022, and the period January 1, 2022, to August 3, 2022.

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

Unbilled accounts receivable, which consists of services billed one month in arrears, was $7.8 million as of August 3, 2022. These unbilled amounts are included in accounts receivable as the Company has the unconditional right to receive this consideration.

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

During the period July 1, 2022, to August 3, 2022, and the period January 1, 2022, to August 3, 2022, the Company recognized $0.6 million and $5.1 million of revenue that was included in deferred revenue at the end of the preceding year, respectively. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 56% of its August 3, 2022, deferred revenue balance in the remainder of 2022, 29% in the January 1, 2023, to August 3, 2023, and the remainder thereafter.

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

j. Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $0.1 million and $0.8 million for the period July 1, 2022, August 3, 2022, and January1, 2022, to August 3, 2022, respectively.

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

Excess tax benefits of awards that relate to stock option exercises are reflected as operating cash inflows. Stock-based compensation expense recognized in the Company’s Consolidated Statements of Income for options were negligible for all periods presented.

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

The Company generated 73% and 76% of its revenue in for the periods July 1, 2022, to August 3, 2022, and January 1, 2022, to August 3, 2022, respectively, from the U.S. Government, who generally pays invoices in less than thirty days and is deemed to be a low credit risk. On August 3, 2022, accounts receivables from the U.S. Government made up 64% of the Company’s outstanding accounts receivables.

n. Income Taxes

The Company provides for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax effect of differences between recorded assets and liabilities and their respective tax basis along with operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the rate change becomes effective. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained in the event of a tax audit. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related unrecognized tax benefits in income tax expense.

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

The Company's income tax returns are generally subject to examination by taxing authorities for a period of three years from the date they are filed. Tax authorities may have the ability to review and adjust net operating loss or tax credit carryforwards that were generated prior to these periods if utilized in an open tax year. As of August 3, 2022, the Company’s income tax returns for the years ended December 31, 2016 through 2021 are subject to examination by the Internal Revenue Service and applicable state and local taxing authorities.

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

The following table summarizes breach revenue from contracts with customers for the three and six months ended June 30, 2022 (in thousands):

	July 1, 2022, to August 3, 2022	January 1, 2022, to August 3, 2022
Notification services	$942	$8,386
Call center and monitoring services	8,679	55,692
Total breach services	$9,621	$64,078

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

Membership Services

For the period January 1, 2022, to August 3, 2022, revenue from consumer membership services was $2.7 million. For the period January 1, 2022, to August 3, 2022, no single consumer membership services customer exceeded 10% of total revenue.

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

Contract Costs

During the periods July 1, 2022, to August 3, 2022, and January 1, 2022, to August 3, 2022, the Company recognized $1.1 million and $7.8 million of amortization expense of capitalized contract costs, respectively. Contract costs include fulfillment costs and costs to obtain contracts. There were no impairment losses recognized for the periods July 1, 2022, to August 3, 2022, and January 1, 2022, to August 3, 2022.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of August 3, 2022, the Company had $78.8 million of remaining performance obligations. The approximate percentages expected to be recognized as revenue in the future are as follows (in thousands, except percentages):

	0-12 Months	13-24 Months	Over 24 Months	Total Remaining Performance Obligations
Breach services	98%	2%	0%	$72,008
Consumer membership services	100%	0%	0%	6,778
Total	98%	1%	1%	$78,786

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

In the event of a liquidation event, excluding a public offering, Stockholders of Series B preferred stock receive, following all preferential distributions made to Series A-1 preferred stock and Series A-2 preferred stock, any declared and unpaid dividends and a liquidation preference of $0.361 per share. As of August 3, 2022, no Series B preferred stock was outstanding.

Common Stock

As of August 3, 2022, the Company had authorized 53,000,000 shares of common stock with a par value of $0.0001. Stockholders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the Board of Directors, and upon liquidation or dissolution, receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to stockholders of the Company’s preferred stock.

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

6: Income Taxes

The income (loss) before income taxes is solely from domestic sources.

The provision for income taxes for the periods July 1, 2022, to August 3, 2022, and January 1, 2022, to August 3, 2022, are as follows (in thousands):

	July 1, 2022, to August 3, 2022	January 1, 2022, to August 3, 2022
Income tax expense from continuing operations	$630	$652
Income (loss) from continuing operations before income taxes	$(198)	$(205)
Effective income tax rate	-318.2%	-318.0%

The effective tax rate for the periods July 1, 2022, to August 3, 2022, and January 1, 2022, to August 3, 2022, differs from the statutory rate due to non-deductible expenses, the impact of state taxes, and offset by the benefits of share-based compensation, and research credits.

The unrecognized tax benefits for uncertain tax positions was approximately $0.8 million as of August 3, 2022. Penalties and interest of $0.1 million have been accrued to expense as of August 3, 2022. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

As of August 3, 2022, the Company is not currently under examination by tax authorities.

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

The Company recognized stock-based compensation in general and administrative expenses in the Condensed Consolidated Statements of Income. The amount of stock-based compensation expense the Company recognized was negligible for all periods presented. As of August 3, 2022, there was a negligible amount of future compensation that will be recognized from the remaining periods in 2022 through 2026. Stock-based compensation expense is expected to be recognized over a weighted average period of 3.06 years.

The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The weighted average grant date fair value of options granted during the period January 1, 2022, to August 3, 2022, was $1.97. The Company uses a simplified method to estimate the expected term of the options. The Company utilizes a divided yield rate of 0% as it does not expect to issue dividends. Since the Company’s shares are not publicly traded, expected volatility is estimated based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve at the date of grant. The weighted average assumptions for the period January 1, 2022, to August 3, 2022, grants are as follows:

Assumptions	January 1, 2022, to August 3, 2022
Weighted-average risk-free rate	2.20%
Weighted-average expected term of the option (in years)	7.0
Weighted-average expected volatility	35.00%
Weighted-average dividend yield	0.00%

Stock option activity during the period January 1, 2022, to August 3, 2022, is as follows:

(Aggregate Intrinsic Value in thousands)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2022	2,843,372	$0.14	7.3	$5,768
Granted	72,500	1.97
Exercised	(272,766)	0.04
Cancelled	(62,424)	0.38
Outstanding as of June 30, 2022	2,580,682	$0.20	6.5	$11,998
Vested as of June 30, 2022	1,556,944	$0.17	5.3	$7,300

The weighted average grant date fair value of options exercised during the period January 1, 2022, to August 3, 2022, was $0.04. The intrinsic value of options exercised during the period January 1, 2022, to August 3, 2022, was $1.3 million. The fair value of shares vested during the period January 1, 2022, to August 3, 2022, was $1.4 million.

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

	July 1, 2022, to August 3, 2022	January 1, 2022, to August 3, 2022
Net income (loss) applicable to common equity	$(828)	$(857)
Less: undistributed earnings allocated to participating securities	—	—
Net income (loss) applicable to common stockholders	$(828)	$(857)

Total weighted-average common shares outstanding	13,149,247	12,854,967
Net income (loss) per share, basic and diluted	$(0.06)	$(0.07)

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

Overview

ZeroFox was formed through the merger of ZeroFox, Inc., ID Experts Holdings, Inc., and L&F Acquisition Corp. (L&F) on August 3, 2022. ZeroFox, Inc. was founded in 2013 with the vision that the emergence and adoption of social media, mobile applications, and cloud computing by enterprises would fundamentally change the cybersecurity paradigm. Social media represents much more than a platform where individuals connect online. The adoption of social media revolutionized the way people communicate with each other and, subsequently, how enterprises and organizations enable communication among employees, customers, partners, and prospects. Mobile applications accelerated the digital transformation in which earlier versions of the web would need to become interactive and persist across multiple modern mediums. Furthermore, cloud computing’s continued evolution and adoption demonstrate how organizations are more comfortable with data residing beyond their traditional security perimeter outside of the historical boundaries of IT governance and control.

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

Our protection capabilities continuously monitor social, mobile, surface web, deep and dark web, email, and collaboration platforms and use artificial intelligence-powered analytics to identify threats. Our Platform processes millions of pieces of content, rich media, posts, messages, global intelligence, and threat actor activity across the digital landscape, including mobile app stores, social media sites, dark web forums, and discrete content sources. With the data we collect and process, we identify targeted phishing attacks, credential compromise, data exfiltration, brand hijacking, and executive and location threats across the public-facing surface web as well as the deep and dark web.

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

Russian Invasion of Ukraine and Israel-Hamas War

We continue to monitor and respond to the escalating conflict in Ukraine and the associated sanctions and other restrictions. We are also monitoring and responding to the Israel-Hamas war. The full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor these conflicts and assess the related restrictions and other effects and pursue prudent decisions for our team members, customers, and business. As of the date of this report, these conflicts have not resulted in a material impact to our business operations and financial performance.

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

Subscription Customers

We believe that the size of our customer base is an indicator of our market adoption and that our net new customer additions are an indicator of the growth of our business. We focus our sales and marketing efforts on large enterprises and medium-sized businesses. We define a subscription customer as any entity that has entered into a distinct agreement for access to our Platform for which the term has not ended or with which we are continuing to provide service and negotiating a renewal contract that expired within 90 days of the applicable measurement date. We do not consider our channel partners as subscription customers, and we treat managed service security providers, who may purchase our products on behalf of multiple companies, as a single subscription customer. As of October 31, 2023, the Company had 1,330 subscription customers in 61 countries.

Annual Recurring Revenue ("ARR")

We believe that ARR is a key operating metric to measure our business as changes in ARR reflect our ability to acquire net new customers and to maintain, retain, and expand our relationships with our existing customers. We define ARR as the annualized contract value of all recurring revenue related to contracts in place at the end of the reporting date assuming any contract is renewed on its existing terms. We continue to include ARR from customers whose term has expired within 90 days of the applicable measurement date for which we are actively negotiating renewal. As of October 31, 2023, the Company had an ARR of $185.9 million.

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

Change in Fair Value of Purchase Consideration Liability

The Purchase consideration liability consists of the fair value of the purchase consideration not yet finalized in the acquisition of LookingGlass. The change in the fair value of the purchase consideration liability is primarily driven by changes in the price of the Company's Common Stock.

Change in Fair Value of Warrant Liabilities

Warrant liabilities consists of the fair value of the Company's outstanding warrants issued to various holders. The change in the fair value of the warrant liabilities is primarily driven by changes in the price of the Company's warrants traded on Nasdaq.

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

(Benefit from) Provision for Income Taxes

(Benefit from) provision for income taxes consists primarily of pre-tax losses and the reduction of deferred tax liabilities associated with the amortization of intangible assets with no tax basis acquired through the Business Combination. The provision also includes income taxes for foreign jurisdictions in which the Company operates.

Results for the Three Months Ended October 31, 2023, Compared to the Period August 4, 2022, to October 31, 2022 (Successor), and the period August 1, 2022, to August 3, 2022 (Predecessor)

This section describes the results of the Company for the three months ended October 31, 2023, and the period August 4, 2022 to October 31, 2022, and the Predecessor's results for the period August 1, 2022, to August 3, 2022.

The following table sets forth our results of operations:

	Successor		Predecessor
(dollars in thousands)	Three months ended October 31, 2023	August 4, 2022 to October 31, 2022	August 1, 2022 to August 3, 2022
Revenue
Subscription	$23,748	$15,174	$478
Services	41,275	27,815	16
Total revenue	65,023	42,989	494
Cost of revenue
Subscription (1)	11,388	8,921	74
Services (1)	33,806	21,359	3
Total cost of revenue	45,194	30,280	77
Gross profit	19,829	12,709	417
Operating expenses
Research and development (1)	8,162	5,637	69
Sales and marketing (1)	18,234	16,747	152
General and administrative (1)	8,199	8,902	108
Goodwill impairment	72,148	698,650	—
Total operating expenses	106,743	729,936	329
Loss from operations	(86,914)	(717,227)	88
Interest expense, net	(3,917)	(4,428)	(34)
Change in fair value of purchase consideration liability	2,439	—	—
Change in fair value of warrant liabilities	372	5,837	—
Change in fair value of sponsor earnout shares	246	9,211	—
Loss before income taxes	(87,774)	(706,607)	54
(Benefit from) provision for income taxes	(1,082)	(2,449)	—
Net loss after tax	$(86,692)	$(704,158)	$54

(1) includes stock-based compensation expense as follows:

	Successor		Predecessor
(dollars in thousands)	Three months ended October 31, 2023	August 4, 2022 to October 31, 2022	August 1, 2022 to August 3, 2022
Cost of revenue - subscription	$59	$8	$-
Cost of revenue - services	37	1	—
Research and development	487	57	2
Sales and marketing	471	84	3
General and administrative	938	155	5
Total stock-based compensation expense	$1,992	$305	$10

The following tables disclose the components of the Consolidated Statements of Comprehensive Loss as a percentage of revenue:

	Successor		Predecessor
(as a percentage of total revenue)	Three months ended October 31, 2023	August 4, 2022 to October 31, 2022	August 1, 2022 to August 3, 2022
Revenue
Subscription	37%	35%	97%
Services	63%	65%	3%
Total revenue	100%	100%	100%
Cost of revenue
Subscription (1)	18%	20%	15%
Services (1)	52%	50%	1%
Total cost of revenue	70%	70%	16%
Gross profit	30%	30%	84%
Operating expenses
Research and development (1)	13%	13%	14%
Sales and marketing (1)	28%	39%	31%
General and administrative (1)	13%	21%	22%
Goodwill impairment	111%	1625%	0%
Total operating expenses	165%	1698%	67%
Loss from operations	-135%	-1668%	17%
Interest expense, net	-6%	-10%	-7%
Change in fair value of purchase consideration liability	4%	0%	0%
Change in fair value of warrant liability	1%	14%	0%
Change in fair value of sponsor earnout shares	0%	21%	0%
Loss before income taxes	-136%	-1643%	10%
(Benefit from) provision for income taxes	-2%	-6%	0%
Net loss after tax	-134%	-1637%	10%

(1) includes stock-based compensation expense as follows:

	Successor		Predecessor
(as a percentage of total revenue)	Three months ended October 31, 2023	August 4, 2022 to October 31, 2022	August 1, 2022 to August 3, 2022
Cost of revenue - subscription	0%	0%	0%
Cost of revenue - services	0%	0%	0%
Research and development	1%	0%	0%
Sales and marketing	1%	0%	1%
General and administrative	1%	1%	1%
Total stock-based compensation expense	3%	1%	2%

Revenue

	Successor		Change		Predecessor
(dollars in thousands)	Three months ended October 31, 2023	August 4, 2022 to October 31, 2022	$	%	August 1, 2022 to August 3, 2022
Subscription revenue	$23,748	$15,174	$8,574	57%	$478
Services revenue
Breach	40,210	26,888	13,322	50%	—
Other services	1,065	927	138	15%	16
Total services revenue	41,275	27,815	13,460	48%	16
Total	$65,023	$42,989	$22,034	51%	$494

The increase in revenue of $22.0 million was primarily due to:

•
$8.6 million increase in subscription revenue, primarily driven by:
o
$4.6 million driven by the LookingGlass acquisition,
o
$4.0 million driven by expansion of existing customer subscriptions and new customers (1,330 subscription customers at October 31, 2023, an increase of 17% compared to October 31, 2022), and
•
$13.5 million increase in services revenue, primarily driven by:
o
$13.3 million in breach response revenue, driven by several large-scale breach arrangements.

Cost of Revenue, Gross Profit, and Gross Margin

	Successor		Change		Predecessor
(dollars in thousands)	Three months ended October 31, 2023	August 4, 2022 to October 31, 2022	$	%	August 1, 2022 to August 3, 2022
Subscription cost of revenue	$11,388	$8,921	$2,467	28%	$74
Services cost of revenue	33,806	21,359	12,447	58%	3
Total cost of revenue	45,194	30,280	14,914	49%	77

Subscription gross profit	12,359	6,253	6,106	98%	404
Services gross profit	7,470	6,456	1,014	16%	13
Total gross profit	$19,829	$12,709	$7,120	56%	$417

Subscription gross margin	52%	41%			85%
Services gross margin	18%	23%			81%
Total gross margin	30%	30%			84%

The increase in subscription cost of revenue of $2.5 million was primarily due to:

•
a $1.3 million increase in salaries, benefits, and other compensation related costs for employees that support the subscription platform, driven by increased headcount and stock-based compensation;
•
a $0.6 million increase in cloud infrastructure costs, driven by additional costs due to the acquisition of LookingGlass;
•
a $0.3 million increase in amortization of acquired intangibles assets of ZeroFox, Inc., IDX, and LookingGlass, driven by the difference in number of days between the comparable periods and additional intangible assets recognized as a result of the acquisition of LookingGlass.

The increase in services cost of revenue of $12.4 million was primarily due to:

•
a $10.4 million increase in notifications costs, driven by increased volume of breach response services delivered;
•
a $0.7 million increase in costs to acquire data, driven by increased volume of breach response services delivered;
•
a $0.6 million increase in call center costs, driven by increased volume of breach response services delivered; and
•
a $0.6 million increase in salaries, benefits, and other compensation related costs, driven by increased headcount.

Research and Development

	Successor		Change		Predecessor
(dollars in thousands)	Three months ended October 31, 2023	August 4, 2022 to October 31, 2022	$	%	August 1, 2022 to August 3, 2022
Research and development	$8,162	$5,637	$2,525	45%	$69

The increase in research and development costs of $2.5 million was primarily due to:

•
a $2.4 million increase in salaries, benefits, and other compensation related costs for employees, including $0.4 million increase in stock based compensation, driven by increased headcount.

Sales and Marketing

	Successor		Change		Predecessor
(dollars in thousands)	Three months ended October 31, 2023	August 4, 2022 to October 31, 2022	$	%	August 1, 2022 to August 3, 2022
Sales and marketing	$18,234	$16,747	$1,487	9%	$152

The increase in sales and marketing costs of $1.5 million was primarily due to:

•
a $3.6 million increase in salaries, benefits, and other compensation related costs to employees, driven by increased headcount and stock-based compensation;
•
a $0.3 million increase in amortization of acquired customer relationships, driven by additional amortization for intangible assets acquired from the LookingGlass acquisition;
•
partially offset by a $(1.8) million decrease in amortization of acquired customer relationships, driven by an intangible asset becoming fully amortized; and
•
partially offset by a $(0.7) million decrease in deferred contract acquisition costs related to the adjustment of the amortization of capitalized sales commissions recorded as part of the Company's finalization of purchase accounting for the Business Combination.

General and Administrative

	Successor		Change		Predecessor
(dollars in thousands)	Three months ended October 31, 2023	August 4, 2022 to October 31, 2022	$	%	August 1, 2022 to August 3, 2022
General and administrative	$8,199	$8,902	$(703)	-8%	$108

The decrease in general and administrative costs of $(0.7) million was primarily due to:

•
a $(1.9) million decrease in professional fees, of which $(1.2) million, driven by professional services incurred in the prior period related to the Business Combination;
•
partially offset by a $0.8 million increase in salaries, benefits, and other compensation related costs for employees, driven by increased stock-based compensation; and
•
partially offset by a $0.4 million increase in rent and facilities costs, driven by leases obtained from the LookingGlass acquisition and the renewals of existing lease arrangements.

Goodwill Impairment

	Successor		Change		Predecessor
(dollars in thousands)	Three months ended October 31, 2023	August 4, 2022 to October 31, 2022	$	%	August 1, 2022 to August 3, 2022
Goodwill impairment	$72,148	$698,650	$(626,502)	-90%	$—

The goodwill impairment charge was $72.1 million for the three months ended October 31, 2023. The Company completed its annual goodwill impairment assessment which resulted in an estimated fair value of the Company's single reporting unit of $572.7 million. The estimated fair value of the reporting unit was below its carrying value of $644.8 million.

The goodwill impairment charge was $698.7 million for the Successor Period. The Company completed its annual goodwill impairment assessment at that time, which resulted in an estimated fair value of the Company's single reporting unit of $675.0 million. The estimated fair value of the reporting unit at that time was below its carrying value of $1,373.7 million.

Interest Expense, Net

	Successor		Change		Predecessor
(dollars in thousands)	Three months ended October 31, 2023	August 4, 2022 to October 31, 2022	$	%	August 1, 2022 to August 3, 2022
Interest expense, net	$3,917	$4,428	$(511)	-12%	$34

The decrease in interest expense was primarily due to a $1.1 million prepayment penalty in the Successor period related to the repayment of the notes payable with a former lender. The decrease was partially offset by an increase in paid-in-kind interest on the Company's Convertible Notes of $0.4 million, and an increase in interest expense of $0.3 million for the Company's term loan with Stifel driven by an increase of its variable interest rate and an increase of its outstanding principal balance.

Change in the Fair Market Value of Purchase Consideration Liability

	Successor		Change		Predecessor
(dollars in thousands)	Three months ended October 31, 2023	August 4, 2022 to October 31, 2022	$	%	August 1, 2022 to August 3, 2022
Gain on change in fair value of purchase consideration liability	$2,439	$—	$2,439	100%	$—

The gain recognized for change in fair market value of the Purchase Consideration liability was due to changes in the Company's stock price from April 21, 2023, to October 31, 2023. On April 21, 2023, the liability was initially recognized as part of the completion of the LookingGlass Business Combination.

Change in the Fair Market Value of Warrants

	Successor		Change		Predecessor
(dollars in thousands)	Three months ended October 31, 2023	August 4, 2022 to October 31, 2022	$	%	August 1, 2022 to August 3, 2022
Gain on change in fair value of warrant liabilities	$372	$5,837	$(5,465)	-94%	$—

The decrease in gain recognized for change in fair market value of warrant liabilities was primarily due to a smaller decline in the Company's stock price for the three months ending October 31, 2023, compared to the period August 4, 2022, to October 31, 2023.

Change in the Fair Market Value of Sponsor Earnout Shares

	Successor		Change		Predecessor
(dollars in thousands)	Three months ended October 31, 2023	August 4, 2022 to October 31, 2022	$	%	August 1, 2022 to August 3, 2022
Gain on change in fair value of sponsor earnout shares	$246	$9,211	$(8,965)	-97%	$—

The decrease in gain recognized for change in fair market value of sponsor earnout shares was primarily due to a smaller decline in the Company's stock price for the three months ending October 31, 2023, compared to the period August 4, 2022, to October 31, 2023.

(Benefit from) Provision for Income Taxes

	Successor		Change		Predecessor
(dollars in thousands)	Three months ended October 31, 2023	August 4, 2022 to October 31, 2022	$	%	August 1, 2022 to August 3, 2022
(Benefit from) provision for income taxes	$(1,082)	$(2,449)	$1,367	-56%	$—

The benefit from income taxes was $(1.1) million for the three months ended October 31, 2023. The benefit was primarily due to the impact of pre-tax losses and the reduction of deferred tax liabilities associated with the amortization of intangible assets with no tax basis acquired through the Business Combination, partially offset by the impairment of non-deductible goodwill.

The benefit from income taxes was $(2.4) million for the Successor Period. The benefit was primarily due to the impact of pre-tax losses and the reduction of deferred tax liabilities associated with the amortization of intangible assets with no tax basis acquired through the Business Combination, partially offset by the impairment of non-deductible goodwill.

Results for the Nine Months Ended October 31, 2023, Compared to the Period August 4, 2022, to October 31, 2022 (Successor), and the period February 1, 2022, to August 3, 2022 (Predecessor)

This section describes the results of the Company for the nine months ended October 31, 2023, and the period August 4, 2022, to October 31, 2022 (Successor), and the period February 1, 2022, to August 3, 2022 (Predecessor).

There is no comparative analysis between the periods presented in the Condensed Consolidated Statement of Comprehensive Loss as there is a lack of comparability between the periods presented. The Successor's results includes the consolidated results of the Company, including the results of its consolidated subsidiaries: ZeroFox, Inc., ID Experts Holdings, Inc., and Lookingglass Cyber Solutions, Inc. The period February 1, 2022, to August 3, 2022, includes only the consolidated results of the Company's Predecessor, ZeroFox, Inc.

The following table sets forth our results of operations:

	Successor		Predecessor
(dollars in thousands)	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
Revenue
Subscription	$65,191	$15,174	$27,946
Services	107,601	27,815	1,291
Total revenue	172,792	42,989	29,237
Cost of revenue
Subscription (1)	32,703	8,921	8,349
Services (1)	86,594	21,359	457
Total cost of revenue	119,297	30,280	8,806
Gross profit	53,495	12,709	20,431
Operating expenses
Research and development (1)	23,284	5,637	8,092
Sales and marketing (1)	53,724	16,747	18,516
General and administrative (1)	28,732	8,902	10,093
Goodwill impairment	72,148	698,650	—
Total operating expenses	177,888	729,936	36,701
Loss from operations	(124,393)	(717,227)	(16,270)
Interest expense, net	(11,217)	(4,428)	(2,965)
Change in fair value of purchase consideration liability	3,645	—	—
Change in fair value of warrant liabilities	(512)	5,837	(2,059)
Change in fair value of sponsor earnout shares	2,186	9,211	—
Loss before income taxes	(130,291)	(706,607)	(21,294)
(Benefit from) provision for income taxes	(8,784)	(2,449)	111
Net loss after tax	$(121,507)	$(704,158)	$(21,405)

(1) includes stock-based compensation expense as follows:

	Successor		Predecessor
(dollars in thousands)	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
Cost of revenue - subscription	$138	$8	$18
Cost of revenue - services	79	1	2
Research and development	1,114	57	114
Sales and marketing	1,156	84	218
General and administrative	2,918	155	510
Total stock-based compensation expense	$5,405	$305	$862

The following tables disclose the components of the Consolidated Statements of Comprehensive Loss as a percentage of revenue:

	Successor		Predecessor
(as a percentage of total revenue)	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
Revenue
Subscription	38%	35%	96%
Services	62%	65%	4%
Total revenue	100%	100%	100%
Cost of revenue
Subscription (1)	19%	20%	29%
Services (1)	50%	50%	2%
Total cost of revenue	69%	70%	31%
Gross profit	31%	30%	69%
Operating expenses
Research and development (1)	13%	13%	28%
Sales and marketing (1)	31%	39%	63%
General and administrative (1)	17%	21%	35%
Goodwill impairment	42%	1625%	—
Total operating expenses	103%	1698%	126%
Loss from operations	-72%	-1668%	-57%
Interest expense, net	-6%	-10%	-10%
Change in fair value of purchase consideration liability	2%	0%	0%
Change in fair value of warrant liability	0%	14%	-7%
Change in fair value of sponsor earnout shares	1%	21%	0%
Loss before income taxes	-75%	-1643%	-74%
(Benefit from) provision for income taxes	-5%	-6%	0%
Net loss after tax	-70%	-1637%	-74%

(1) includes stock-based compensation expense as follows:

	Successor		Predecessor
(as a percentage of total revenue)	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
Cost of revenue - subscription	0%	0%	0%
Cost of revenue - services	0%	0%	0%
Research and development	1%	0%	0%
Sales and marketing	1%	0%	1%
General and administrative	1%	1%	2%
Total stock-based compensation expense	3%	1%	3%

Revenue

	Successor		Predecessor
(dollars in thousands)	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
Subscription revenue	$65,191	$15,174	$27,946
Services revenue
Breach	104,348	26,888	—
Other services	3,253	927	1,291
Total services revenue	107,601	27,815	1,291
Total	$172,792	$42,989	$29,237

Revenue was $172.8 million for the nine months ended October 31, 2023, consisting of:

•
$65.2 million for subscriptions; and
•
$107.6 million for services, primarily made up of breach response services of $104.3 million.

Revenue was $43.0 million for the Successor Period, consisting of:

•
$15.2 million for subscriptions; and
•
$27.8 million for services, primarily made up of breach response services of $26.9 million.

Revenue was $29.2 million for the period February 1, 2022, through August 3, 2022, consisting of:

•
$27.9 million for subscriptions; and
•
$1.3 million for services.

Cost of Revenue, Gross Profit, and Gross Margin

	Successor		Predecessor
(dollars in thousands)	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
Subscription cost of revenue	$32,703	$8,921	$8,349
Services cost of revenue	86,594	21,359	457
Total cost of revenue	119,297	30,280	8,806

Subscription gross profit	32,488	6,253	19,597
Services gross profit	21,007	6,456	834
Total gross profit	$53,495	$12,709	$20,431

Subscription gross margin	50%	41%	70%
Services gross margin	20%	23%	65%
Total gross margin	31%	30%	69%

Cost of revenue was $119.3 million for the nine months ended October 31, 2023, consisting of:

•
$32.7 million for subscriptions, primarily consisting of:
o
$14.7 million for amortization of acquired technology assets;
o
$11.5 million for salaries, benefits, and other compensation related costs for employees that support the subscription platforms, including $0.1 million of stock-based compensation;
o
$3.0 million of cloud infrastructure costs; and
o
$1.9 million for acquired data.
•
$86.6 million for services, primarily consisting of:

o
$50.5 million for acquired data;
o
$28.2 million for notifications and postage related to breach response services; and
o
$4.3 million for salaries, benefits and other compensation related costs for employees that deliver the Company's professional service offerings, including $0.1 million of stock-based compensation.

Gross profit and gross profit margin for the nine months ended October 31, 2023, were $53.5 million and 31%, respectively. Gross profit and gross profit margin for subscription for the nine months ended October 31, 2023, were $32.5 million and 50%, respectively. Gross profit and gross profit margin for services for the nine months ended October 31, 2023, were $21.0 million and 20%, respectively.

Cost of revenue was $30.3 million for the Successor Period, consisting of:

•
$8.9 million for subscriptions, primarily consisting of:
o
$4.6 million for amortization of acquired technology assets;
o
$2.7 million for salaries, benefits, and other compensation related costs for employees that support the subscription platforms; and
o
$1.1 million for acquired data and software.
•
$21.4 million for services, primarily consisting of:
o
$16.6 million for acquired data;
o
$2.8 for amortization of deferred contract set up costs; and
o
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

Cost of revenue was $8.8 million for the period February 1, 2022, through August 3, 2022, consisting of:

•
$8.3 million for subscriptions, primarily consisting of:
o
$5.5 million for salaries, benefits, and other compensation related costs for employees that support the subscription platforms;
o
$1.7 million for acquired data and software; and
•
$0.5 million for services, primarily consisting of:
o
$0.5 million for salaries, benefits and other compensation related costs for employees that deliver the Company's service offerings.

Research and Development

	Successor		Predecessor
(dollars in thousands)	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
Research and development	$23,284	$5,637	$8,092

Research and development expense was $23.3 million for the nine months ended October 31, 2023, primarily consisting of:

•
$19.5 million for salaries, benefits, and other compensation related costs for employees in software engineering and product development functions, including $1.1 million of stock-based compensation;
•
$1.8 million for hosting, acquired software, and software services; and
•
$1.5 million for contractors to provide supplemental research and development efforts.

Research and Development cost was $5.6 million for the Successor Period, primarily consisting of:

•
$4.6 million for salaries, benefits, and other compensation related costs for employees in software engineering and product development functions; and
•
$0.5 million for hosting, acquired software, and software services.

Research and Development cost was $8.1 million for the period February 1, 2022, through August 3, 2022, primarily consisting of:

•
$7.4 million for salaries, benefits, and other compensation related costs for employees in software engineering and product development functions; and
•
$0.6 million for hosting, acquired software, and software services.

Sales and Marketing

	Successor		Predecessor
(dollars in thousands)	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
Sales and marketing	$53,724	$16,747	$18,516

Sales and marketing expense was $53.7 million for the nine months ended October 31, 2023, primarily consisting of:

•
$32.5 million for salaries, benefits, and other compensation related costs for employees in sales and marketing functions, including $1.2 million of stock-based compensation;
•
$16.9 million for amortization of acquired customer relationships intangible assets;
•
$4.9 million for marketing programs and travel related expenses;
•
$1.0 million of fees paid to third-parties for referrals; and
•
partially offset by, $(3.1) million related to the adjustment of the amortization of capitalized sales commissions recorded as part of the Company's finalization of purchase accounting for the Business Combination.

Sales and Marketing cost was $16.7 million for the Successor Period, primarily consisting of:

•
$7.9 million for salaries, benefits, and other compensation related costs for employees in sales and marketing functions; and
•
$5.9 million for amortization of acquired customer relationships intangible assets.

Sales and Marketing cost was $18.5 million for the period February 1, 2022, through August 3, 2022, primarily consisting of:

•
$13.2 million for salaries, benefits, and other compensation related costs for employees in sales and marketing functions; and
•
$1.7 million for marketing activities including field events and online advertising.

General and Administrative

	Successor		Predecessor
(dollars in thousands)	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
General and administrative	$28,732	$8,902	$10,093

General and administrative expense was $28.7 million for the nine months ended October 31, 2023, primarily consisting of:

•
$11.8 million for salaries, benefits, and other compensation related costs for employees primarily in executive leadership, finance, accounting human resources, legal, and corporate IT, including $2.9 million of stock-based compensation;
•
$5.9 million for professional service fees, primarily legal and audit service;
•
$3.0 million for insurance;
•
$2.7 million for amortization of acquired trade names intangible assets;
•
$2.0 million for rent and utilities;
•
$1.3 million for corporate productivity tools; and
•
$1.0 for depreciation of the Company's property and equipment.

General and Administrative cost was $8.9 million for the Successor Period, primarily consisting of:

•
$3.0 million for salaries, benefits, and other compensation related costs for employees primarily in executive leadership, finance, accounting human resources, legal, and corporate IT;
•
$3.0 million for professional service fees, primarily legal and audit services;
•
$0.9 million for amortization of acquired trade names intangible assets; and
•
$0.4 million for rent and utilities.

General and Administrative cost was $10.1 million for the period February 1, 2022, through August 3, 2022, primarily consisting of:

•
$4.1 million for salaries, benefits, and other compensation related costs for employees primarily in executive leadership, finance, accounting human resources, legal, and corporate IT;
•
$3.4 million for professional service fees, primarily legal and audit services;
•
$0.8 for rent and related expenses; and
•
$0.4 million for amortization of intangible assets.

Goodwill Impairment

	Successor		Predecessor
(dollars in thousands)	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
Goodwill impairment	$72,148	$698,650	$—

The goodwill impairment charge was $72.1 million for the nine months ended October 31, 2023. The Company completed its annual goodwill impairment assessment, which resulted in an estimated fair value of the Company's single reporting unit of $572.7 million. The estimated fair value of the reporting unit was below its carrying value of $644.8 million.

The goodwill impairment charge was $698.7 million for the Successor Period. The Company completed its annual goodwill impairment assessment, which resulted in an estimated fair value of the Company's single reporting unit of $675.0 million. The estimated fair value of the reporting unit was below its carrying value of $1,373.7 million.

Interest Expense, Net

	Successor		Predecessor
(dollars in thousands)	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
Interest expense, net	$11,217	$4,428	$2,965

Interest expense was $11.2 million for the nine months ended October 31, 2023. Interest expense was primarily made up of $10.4 million for payment-in-kind interest at an annual rate of 8.75% on the Company's Convertible Notes, $1.5 million for variable and fixed rate interest on the Company's term loans, partially offset by $(0.8) million in interest income earned on the Company's cash balances.

Interest expense was $4.4 million for the Successor Period. Interest expense was primarily made up of $3.2 million for the Company's Convertible Notes for which the Company had selected the payment-in-kind interest option of 8.75% for the interest calculation period that was included in the Successor Period and $1.1 million for a prepayment penalty associated with the repayment of the notes payable with a former lender.

Interest expense was $3.0 million for the period February 1, 2022, through August 3, 2022.

Change in the Fair Market Value of Purchase Consideration Liability

	Successor		Predecessor
(dollars in thousands)	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
Gain on change in fair value of purchase consideration liability	$3,645	$—	$—

The change in the fair market value of the Purchase Consideration Liability was a gain of $3.6 million for the nine months ended October 31, 2023. The decrease in the fair market value of the Purchase Consideration liability was primarily driven by the decrease in the public trading price of the Company's Common Stock from April 21, 2023, to October 31, 2023.

There was no gain or loss recognized for change in fair market value of the Purchase Consideration liability for the Successor period or the Year to Date Predecessor period, as the liability was initially recognized as part of the completion of the LookingGlass Business Combination on April 21, 2023.

Change in the Fair Market Value of Warrants

	Successor		Predecessor
(dollars in thousands)	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
(Loss) gain on change in fair value of warrant liabilities	$(512)	$5,837	$(2,059)

The change in fair market value of warrants was a loss of $(0.5) million for the nine months ended October 31, 2023. The loss was due to a $(2.8) million loss on fair value of warrants that was recorded to adjust the settlement of warrants. The loss was partially offset by the change in fair value of the Company's Public Warrants and Private Warrants. The warrant liabilities were recorded at a fair value of $2.6 million as of January 31, 2023. The Company recorded a mark to market gain of $2.3 million reducing the liability to a fair value of $0.4 million as of October 31, 2023. The reduction in the fair value of the Company's warrant liabilities was driven by the reduction in the price of the Company's Public Warrants from February 1, 2023, to October 31, 2023. The Company's Private Warrants are economically similar to the Public Warrants and as such, use the price of the Company's Public Warrants as an indicator of fair value.

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

Change in the Fair Market Value of Sponsor Earnout Shares

	Successor		Predecessor
(dollars in thousands)	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
Gain on change in fair value of sponsor earnout shares	$2,186	$9,211	$—

The change in the fair market value of the Sponsor Earnout Shares was a gain of $2.2 million for the nine months ended October 31, 2023. The decrease in the fair market value of the Sponsor Earnout Shares liability was primarily driven by the decline in the price of the Company's Common Stock from January 31, 2023, to October 31, 2023.

The change in the fair market value of Sponsor Earnout Shares was a gain of $9.2 million. The gain was due to the recognition of the initial Sponsor Earnout Share liability of $12.1 million as part of the Business Combination and the mark to market adjustment of $(9.2) million. The reduction in the fair market value of the Sponsor Earnout Shares liability was primarily driven by the decline in the price of the Company's Common Stock from August 3, 2022, to October 31, 2022.

There was no gain or loss recognized for change in fair market value of sponsor earnout shares during the period February 1, 2022, to August 3, 2022, as the liability for the Sponsor Earnout Shares was only recognized as part of the completion of the Business Combination on August 3, 2022.

(Benefit from) Provision for Income Taxes

	Successor		Predecessor
(dollars in thousands)	Nine months ended October 31, 2023	August 4, 2022 to October 31, 2022	February 1, 2022 to August 3, 2022
(Benefit from) provision for income taxes	$(8,784)	$(2,449)	$111

The benefit from income taxes was $(8.8) million for the nine months ended October 31, 2023. The benefit was primarily due to the impact of pre-tax losses and the reduction of deferred tax liabilities associated with the amortization of intangible assets with no tax basis acquired through the Business Combination, partially offset by the impairment of non-deductible goodwill.

The benefit from income taxes was $(2.4) million for the Successor Period. The benefit was primarily due to the impact of pre-tax losses and the reduction of deferred tax liabilities associated with the amortization of intangible assets with no tax basis acquired through the Business Combination, partially offset by the impairment of non-deductible goodwill.

The provision for income taxes was $0.1 million for the period February 1, 2022, through August 3, 2022. The tax provision was due to estimated income taxes incurred by the Predecessor's foreign subsidiaries. Due to the sustained net losses, the Predecessor had recorded a full valuation allowance against all its deferred tax assets and therefore, recognized no income tax benefit during the period February 1, 2022, through August 3, 2022.

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

Services revenue accounted for 63% and 62% of total revenue for the three and nine months ended October 31, 2023, respectively. Most breach services arrangements include performance obligations satisfied at both a point-in-time and over time. An assumed 10% relative shift in SSP estimates to point-in-time performance obligations versus over time would not cause a material increase in revenue for the three months or nine ended October 31, 2023.

Subscription revenue accounted for 37% and 38% of total revenue for the three and nine months ended October 31, 2023, respectively. Some customer arrangements include both subscription performance obligations that are satisfied over time and service-related performance obligations that are satisfied at a point-in-time. An assumed 10% relative shift in SSP estimates to point-in-time performance obligations versus over time would not cause a material increase in revenue for the three months or nine months ended October 31, 2023.

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

Sensitivity of Estimate to Change

We do not expect the useful life estimate to deviate materially period to period. The decrease to amortization expense for the three months ended October 31, 2023, for a change of one year to the estimated life of our customer relationships would be approximately $0.8 million. The decrease to amortization expense for the nine months ended October 31, 2023, for a change of one year to the estimated life of our customer relationships would be approximately $1.7 million.

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
•
Forfeiture rate: we estimate the rate of option forfeiture by monitoring the rate of employee turnover and average tenure at separation of employment.

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

The impact to our financial statements for a change of one year to the estimated lives our acquired intangible assets would be approximately $2.3 million for the three months ended October 31, 2023. The impact to our financial statements for a change of one year to the estimated lives our acquired intangible assets would be approximately $6.9 million for the nine months ended October 31, 2023.

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

Sensitivity of Estimate to Change

As of October 31, 2023, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. Accordingly, in connection with its annual test as of November 1, 2023, the Company completed its annual goodwill impairment assessment. Based on our quantitative assessment the Company determined the fair value of the Company's single reporting unit as of October 31, 2023, was $572.7 million. As this amount was less than the reporting unit's carrying value of $644.8 million, we recorded a goodwill impairment charge of $72.1 million.

Liquidity and Capital Resources

We have financed operations primarily through the sale of equity securities, borrowings under various security and loan agreements, and payments from customers. Our operating losses have been significant, as reflected in our accumulated deficit of $876.2 million as of October 31, 2023. We expect to continue to incur operating losses in the near term.

Cash and cash equivalents were $29.9 million on October 31, 2023. We believe that our existing cash and cash equivalents will be sufficient to fund our operating and capital expenditure requirements for at least the next twelve months.

Additional future sources of liquidity may come from the issuance of additional debt, exercise of warrants, and/or the issuance of new shares of Common Stock. In the case of additional debt, we are permitted by the indenture governing the Convertible Notes to issue no more than $50.0 million of senior debt. If we raise funds by issuing debt securities, such debt securities would have rights, preferences and privileges senior to those of holders of our Common Stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. For warrants, the Company will receive the proceeds from the cash exercise of any warrants. The aggregate proceeds of the exercise of all outstanding warrants, assuming cash exercise, would be $186.6 million. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our Common Stock. On December 6, 2023, the last reported sales price of our Common Stock on the Nasdaq Global Market was $0.64 per share. If the market price for our Common Stock is less than $11.50 per share, we believe the warrant holders will be unlikely to exercise their warrants. We may issue additional shares of our Common Stock or other equity securities of equal or senior rank in the future for investment or operational purposes. If we issue additional shares of Common Stock, dilution to our public shareholders may occur and the market price for our Common Stock may decrease and/or become more volatile. The amount, timing, and mix (be it debt or equity) of future amounts of liquidity will depend upon the judgment of management, the market price of our Common Stock, and prevailing interest rates, among other factors.

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

Cash Flows

The following table presents a summary of our cash flows:

(dollars in thousands)	Three months ended October 31, 2023	Nine months ended October 31, 2023
Cash, cash equivalents, and restricted cash at beginning of period	$29,261	$47,649
Net cash provided by (used in) operating activities	1,794	(15,549)
Net cash used in investing activities	(223)	(8,618)
Net cash (used in) provided by financing activities	(213)	7,005
Foreign exchange translation adjustments	(343)	(211)
Cash, cash equivalents, and restricted cash at end of period	$30,276	$30,276

Operating Activities

Our largest source of cash is payments from customers. Our primary uses of cash stem from personnel-related expense, third-party hosting expense, data source expense, and overhead expense, which is primarily comprised of IT support, facilities, and insurance expense. Cash used in operating activities primarily consists of our net losses from operations adjusted for non-cash expenses (including stock-based compensation expense, depreciation and amortization expense, goodwill impairment charges) and changes in period operating assets and liabilities.

Cash provided by operating activities was $1.8 million for the three months ended October 31, 2023. The cash used in operating activities consisted of our net loss of $86.7 million adjusted by non-cash reconciling items of $85.2 million and net cash inflows of $3.3 million from changes in operating assets and liabilities, primarily due to an increase in deferred revenue of $21.0 million, partially offset by a decrease in accounts payable, accrued compensation, accrued expenses and other current liabilities of $(7.0) million, an increase in prepaid expenses and other assets of $(6.0) million, and an increase in accounts receivable of $(2.3) million.

Cash used in operating activities was $(15.5) million for the nine months ended October 31, 2023. The cash used in operating activities consisted of our net loss of $(121.5) million adjusted by non-cash reconciling items of $110.5 million and net cash outflows of from changes in operating assets and liabilities of $(4.9) million, primarily due to a decrease in accounts payable, accrued compensation, and accrued expenses of $(8.8) million, an increase in prepaid expenses and other assets of $(6.0) million, an increase in accounts receivable of $(5.8) million, and an increase in deferred contact acquisition costs of $(5.3) million, partially offset by an increase in deferred revenue $22.8 million.

Investing Activities

Cash used in investing activities was $(0.2) million for the three months ended October 31, 2023. The cash used in investing activities consisted of purchases of property and equipment of $(0.2) million.

Cash used in investing activities was $(8.6) million for the nine months ended October 31, 2023. The cash used in investing activities primarily consisted of the net purchase price paid to complete the acquisition of LookingGlass of $(7.9) million, and purchases of property and equipment of $(0.6) million.

Financing Activities

Cash used in financing activities was $(0.2) million for the three months ended October 31, 2023. The cash used in financing activities consisted of a payment on the InfoArmor note of $(0.2) million.

Cash provided by financing activities was $7.0 million for the nine months ended October 31, 2023. The cash provided by financing activities primarily consisted of proceeds from the issuance of debt of $7.4 million, and proceeds from employee stock option exercises of $0.3 million, partially offset by payments on the InfoArmor note of $(0.7) million.

Debt Obligations

The following table presents a summary of our debt obligations:

	As of October 31, 2023
(dollars in thousands)	Stated Interest Rate	Gross Balance	Unamortized Debt Discount	Unamortized Deferred Debt Issuance Costs	Net Carrying Value
Stifel Bank	9.50%	$22,500	$(97)	$(62)	$22,341
InfoArmor	5.50%	1,641	—	—	1,641
Convertible notes	7.00% Cash / 8.75% PIK	167,004	—	(90)	166,914
Alsop Louie Convertible Note	6.00%	3,333	—	—	3,333
		$194,478	$(97)	$(152)	$194,229

				Current portion of long-term debt	$938
				Long-term debt	193,291
					$194,229

Material Cash Requirements

Our material cash requirements are associated with repayment of debt and obligations associated with non-cancelable contracts for the purchase of goods and third-party services and operating leases. We expect to satisfy these cash requirements through the cash available on our balance sheet.

The following table summarizes current and long-term material cash requirements:

	As of October 31, 2023
(dollars in thousands)	Thereafter	Less than 1 year	1-3 years	3-5 years	Total
Operating leases (1)	$-	$1,562	$2,534	$205	$4,301
Purchase commitments (2)	-	12,510	310	—	12,820
Debt repayments	-	938	193,538	—	194,476
Total	$-	$15,010	$196,382	$205	$211,597

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

The following table provides a reconciliation of our US GAAP gross profit to our non-GAAP gross profit and of our US GAAP gross margin to our non-GAAP gross margin:

(dollars in thousands)	Three months ended October 31, 2023	Nine months ended October 31, 2023
Revenue	$65,023	$172,792
Gross profit	19,829	53,495
Add: Stock-based compensation expense	96	217
Add: Amortization of acquired intangible assets	4,933	14,670
Non-GAAP gross profit	$24,858	$68,382
Gross margin	30%	31%
Non-GAAP gross margin	38%	40%

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

The following table provides a reconciliation of our US GAAP subscription gross profit to our non-GAAP subscription gross profit and of our US GAAP subscription gross margin to our non-GAAP subscription gross margin:

(dollars in thousands)	Three months ended October 31, 2023	Nine months ended October 31, 2023
Subscription revenue	$23,748	$65,191
Subscription gross profit	12,360	32,488
Add: Stock-based compensation expense	59	138
Add: Amortization of acquired intangible assets	4,933	14,670
Non-GAAP subscription gross profit	$17,352	$47,296
Subscription gross margin	52%	50%
Non-GAAP subscription gross margin	73%	73%

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

The following table provides a reconciliation of our US GAAP services gross profit to our non-GAAP services gross profit and of our US GAAP services gross margin to our non-GAAP services gross margin:

(dollars in thousands)	Three months ended October 31, 2023	Nine months ended October 31, 2023
Services revenue	$41,275	$107,601
Services gross profit	7,469	21,007
Add: Stock-based compensation expense	37	79
Non-GAAP services gross profit	$7,506	$21,086
Services gross margin	18%	20%
Non-GAAP services gross margin	18%	20%

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

The following table provides a reconciliation of our US GAAP net loss from operations to our non-GAAP loss from operations:

(dollars in thousands)	Three months ended October 31, 2023	Nine months ended October 31, 2023
Loss from operations	$(86,914)	$(124,393)
Add: Stock-based compensation expense	1,992	5,405
Add: Amortization of acquired intangible assets	10,316	34,311
Add: Purchase accounting adjustment from the Business Combination	—	(3,147)
Add: Goodwill impairment	72,148	72,148
Non-GAAP loss from operations	$(2,458)	$(15,676)

Free Cash Flow

We define free cash flow as net cash used in operating activities less purchases of property and equipment and capitalized internal-use software. We believe that free cash flow is a useful indicator of liquidity that provides meaningful information to management and investors about the amount of cash provided by our operating activities that is available to be used for other strategic initiatives or consumed by our operating activities. Free cash flow does not represent the total increase or decrease in our cash balance for a given period and does not reflect our future contractual commitments. In addition, other companies may calculate free cash flow differently or not at all, which reduces the usefulness of free cash flow as a tool for comparison.

The following table presents a reconciliation of net cash used in operating activities to free cash flow:

(dollars in thousands)	Three months ended October 31, 2023	Nine months ended October 31, 2023
Net cash provided by (used in) operating activities	$1,794	$(15,549)
Less: Purchases of property and equipment	(173)	(600)
Less: Capitalized software	(50)	(126)
Free cash flow	$1,571	$(16,275)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ID EXPERTS HOLDINGS, INC.

The following discussion and analysis of ID Experts Holdings, Inc. (IDX) financial condition and results of operations should be read in conjunction with its Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

Key Business Metrics

IDX monitors the following key metrics to measure performance, identify trends, formulate business plans, and make strategic decisions.

Breach Revenue, Membership Services, and Total Revenue

The tables below present IDX’s key performance indicators for the periods indicated (in thousands):

	July 1, 2022, to August 3, 2022	January 1, 2022, to August 3, 2022
Breach revenue (1)	$9,621	$64,078
Membership services (1)	431	2,680
Total revenue	$10,052	$66,758

Breach customers (2)	1,085	1,443
Membership customers (2)	164	197

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

Results of Operations

Results for the Period July 1, 2022, to August 3, 2022

This section describes the results of IDX's for the period July 1, 2022, to August 3, 2022.

The following table sets forth the Condensed Consolidated Statements of Income in dollar amounts and as a percentage of total revenue for each period presented (dollars in thousands):

	July 1, 2022, to August 3, 2022
		Percentage of Revenue
Revenue	$10,052	100%
Cost of revenue	8,047	80%
Gross profit	2,005	20%
Operating expenses:
Research and development	487	5%
Sales and marketing	617	6%
General and administrative	931	9%
Total operating expenses	2,035	20%
Income from operations	(30)	0%
Total other expense	(168)	2%
Income before income taxes	(198)	-2%
Income tax expense	630	6%
Net income after tax	$(828)	-8%

Revenue

Revenue was $10.1 million for the period July 1, 2022, to August 3, 2022.

Cost of Revenue

Cost of revenue was $8.0 million for the period July 1, 2022, to August 3, 2022.

Gross Profit

Gross profit and gross profit margin for the period July 1, 2022, to August 3, 2022, were $2.0 million and 20%, respectively.

Operating Expenses

(in thousands)	July 1, 2022, to August 3, 2022
Research and development	$487
Sales and marketing	617
General and administrative	931
Total operating expenses	$2,035

Research and Development

Research and development expense was $0.5 million for the period July 1, 2022, to August 3, 2022.

Sales and Marketing

Sales and marketing expense was $0.6 million for the period July 1, 2022, to August 3, 2022.

General and Administrative

General and administrative expense was $0.9 million for the period July 1, 2022, to August 3, 2022.

Total Other Expense

Total other expense was $0.2 million for the period July 1, 2022, to August 3, 2022.

Provision for Income Taxes

Income tax expense was $0.6 million for the period July 1, 2022, to August 3, 2022.

Results for the Period January 1, 2022, to August 3, 2022

This section describes the results of IDX for the period January 1, 2022, to August 3, 2022.

The following table sets forth the Condensed Consolidated Statements of Income in dollar amounts and as a percentage of total revenue for each period presented (dollars in thousands):

	January 1, 2022, to August 3, 2022
		Percentage of Revenue
Revenue	$66,758	100%
Cost of revenue	52,254	78%
Gross profit	14,504	22%
Operating expenses:
Research and development	3,325	5%
Sales and marketing	4,594	7%
General and administrative	5,758	9%
Total operating expenses	13,677	21%
Income from operations	827	1%
Total other expense	(1,032)	1%
Loss before income taxes	(205)	0%
Income tax expense	652	1%
Net loss after tax	$(857)	-1%

Revenue

Revenue was $66.8 million for the six months ended period January 1, 2022, to August 3, 2022.

Cost of Revenue

Cost of revenue was $54.3 million for the period January 1, 2022, to August 3, 2022.

Gross Profit

Gross profit and gross profit margin for the period January 1, 2022, to August 3, 2022, were $14.5 million and 22%, respectively.

Operating Expenses

(in thousands)	July 1, 2022, to August 3, 2022
Research and development	$3,325
Sales and marketing	4,594
General and administrative	5,758
Total operating expenses	$13,677

Research and Development

Research and development expense was $3.3 million for the period January 1, 2022, to August 3, 2022.

Sales and Marketing

Sales and marketing expense was $4.6 million for the period January 1, 2022, to August 3, 2022.

General and Administrative

General and administrative expense was $5.8 million for the period January 1, 2022, to August 3, 2022.

Total Other Expense

Total other expense was $1.0 million for the period January 1, 2022, to August 3, 2022.

Provision for Income Taxes

Income tax benefit was $0.7 million for the period January 1, 2022, to August 3, 2022.

Cash Flows

The following table summarizes IDX’s cash flows for the periods indicated:

(in thousands)	July 1, 2022, to August 3, 2022
Net cash used in operating activities	$(1,293)
Net cash used in investing activities	(44)
Net cash provided by financing activities	$(365)

Operating Activities

Cash used in operating activities was $(1.3) million for the period January 1, 2022, to August 3, 2022. The cash used in operating activities consisted of our net loss of $(0.9) million adjusted by non-cash reconciling items of $(0.7) million and net cash outflows of from changes in operating assets and liabilities of $0.3 million, primarily due to an increase in accounts receivable of $(1.8) million, an increase in capitalized contract costs of $(0.9) million, partially offset by an increase in accrued compensation, accrued expenses and other current liabilities of $1.8 million, and deferred revenue of $1.2 million.

Investing Activities

Cash used in investing activities was $(0.04) million for the period January 1, 2022, to August 3, 2022. These cash outflows were for purchases of property and equipment.

Financing Activities

Cash used in financing activities of $0.4 million for the period January 1, 2022, to August 3, 2022, was due to principal payments in the amount of $0.6 million, partially offset by cash provided by warrant and option exercises of $0.2 million.

Contractual Obligations

IDX has entered into a non-cancelable purchase commitment of $59.0 million related to twelve months of outsourced credit and other monitoring services provided to IDX’s largest customer as of August 3, 2022.

The following table summarizes IDX’s contractual obligations and commitments as of June 30, 2022, (in thousands):

	Total	Less than 1 year	1-3 years
Operating leases	$375	$315	$60
Purchase commitments	59,450	59,450	—
Total	$59,825	$59,765	$60

Off-Balance Sheet Arrangements

Leases

Rental payments under operating leases are recognized on a straight-line basis over the term of the lease, which includes any periods of free rent. Rental expense for operating leases was $0.2 million for the period January 1, 2022, to August 3, 2022.

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

IDX recognizes the effect of income tax positions only if those positions are more likely than not of being sustained in the event of a tax audit. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense. Penalties and interest of $0.1 million have been accrued to expense as of August 3, 2022, and are discussed further in Note 6 in the notes to the condensed consolidated financial statements.

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

The Company’s income tax returns are generally subject to examination by taxing authorities for a period of three years from the date they are filed. Tax authorities may have the ability to review and adjust net operating loss or tax credit carryforwards that were generated prior to these periods if utilized in an open tax year. As of August 3, 2022, the Company’s income tax returns for the years ended December 31, 2016, through 2021 are subject to examination by the Internal Revenue Service and applicable state and local taxing authorities.

Quantitative and Qualitative Disclosures about Market Risk

IDX’s operations are in the United States, and it is exposed to market risk in the ordinary course of its business.

Interest Rate Risk

As of August 3, 2022, IDX had no short or long-term investments.

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

Recent Accounting Pronouncements

See Notes 2r. Standards Issued and Adopted and 2s. Standards Issued but Not Yet Effective to the consolidated financial statements for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of August 3, 2022.

Liquidity and Capital Resources

Sources and Uses of Funds

As of August 3, 2022, IDX had $16.3 million of cash and cash equivalents. IDX believes that existing cash and cash equivalents will be sufficient to support working capital and capital expenditure requirements for at least the next twelve months. Since inception, IDX has financed operations primarily through credit facilities and positive cash flow related to its OPM Contract. Principal uses of cash are cost of services provided to its customers such as notification printing and monitoring and personnel related expenses. In August 2016, IDX and ITGS, Inc., as co-borrowers, entered into a credit facility with Comerica Bank (“Lender”) (the “Comerica Credit Facility”), which was amended and restated in December 2020 and further amended in July 2021. The current Comerica Credit Facility provides for a secured term loan facility in an aggregate principal amount of $10.0 million. IDX’s obligations under the Comerica Credit Facility are secured by substantially all its assets. As of August 3, 2022, there was $9.4 million in principal amount outstanding under the Comerica Credit Facility.

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

Interest Rate Risk

As of October 31, 2023, we had $194.5 million of outstanding debt borrowings. As part of the Business Combination completed on August 3, 2022, we obtained $150.0 million of Convertible Notes. The Convertible Notes have a fixed interest rate of 7.0%, if interest is paid in cash, or 8.75% if interest is paid in-kind. Of our notes outstanding, the Convertible Notes, InfoArmor note, and Alsop Louie Convertible Note have fixed interest rates and the Stifel Bank note has a variable interest rate that would subject us to interest rate fluctuations.

We do not believe a hypothetical 10% increase or decrease in interest rates would have had a material impact on our financial statements as it is only the Stifel Bank note that is subject to a variable interest rate.

Foreign Currency Risk

To date, the majority of our sales contracts have been denominated in U.S. dollars (USD) with a limited number of contracts denominated in foreign currencies. Revenue denominated in non-USD was approximately 3% for the three and nine months ended October 31, 2023. Operating expenses within the United States are primarily denominated in USD, while operating expenses incurred outside the United States are primarily denominated in each country’s respective local currency.

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

Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively) have concluded that our disclosure controls and procedures were not effective as of October 31, 2023, due to the material weakness in our internal control over financial reporting described below.

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

Item 1A: Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Baltimore, State of Maryland on December 7, 2023.

ZEROFOX HOLDINGS, INC.

Date: December 7, 2023	By:	/s/ James C. Foster
	Name:	James C. Foster
	Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: December 7, 2023	By:	/s/ Timothy S. Bender
	Name:	Timothy S. Bender
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)