Form 10-K
period 2024-01-31
ZeroFox Holdings, Inc.
filed 2024-03-15
CIK 1823575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

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

As of July 31, 2023, the aggregate market value of the common stock held by non-affiliates was $87.4 million.

On August 3, 2022, the Registrant’s Common Stock and Public Warrants began trading on the Nasdaq Global Market and the Nasdaq Capital Market under the symbols “ZFOX” and “ZFOXW,” respectively.

The number of shares of Registrant’s Common Stock outstanding as of March 13, 2024, was 124,843,024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the 2024 annual meeting of stockholders (the Proxy Statement) are incorporated herein by reference in Part III of this Annual Report on Form 10-K (the Annual Report). The Proxy Statement will be filed with the Securities and Exchange Commission (the SEC) within 120 days after the year ended January 31, 2024.

Explanatory Note

This Annual Report on Form 10-K of ZeroFox Holdings, Inc. ("the Company") includes the consolidated financial statements of:

•
The Company as of and for the year ended January 31, 2024, as of January 31, 2023, and for the period August 4, 2022, to January 31, 2023;
•
The Company's predecessor, ZeroFox, Inc. ("the Predecessor"), for the period February 1, 2022, to August 3, 2022, presented within the prior period financial statements of the Company (see Note 2); and
•
The Company's other predecessor, ID Experts Holdings, Inc. ("IDX"), for the period January 1, 2022, to August 3, 2022, presented as separate financial statements.

As of August 3, 2022, the Company merged with ZeroFox, Inc. and IDX (the "Business Combination") at which time ZeroFox, Inc. and IDX became indirect, wholly-owned subsidiaries of the Company. The financial statements for the Company’s predecessors are not necessarily indicative of the Company’s results of operations, cash flows, or financial position following the completion of the Business Combination.

The terms "ZeroFox", "the Company", "Successor", refer to ZeroFox Holdings, Inc. and its subsidiaries, including ZeroFox, Inc. and ID Experts Holdings, Inc. after the closing of the Business Combination. The term "the Successor Period" refers to the duration of time including the finalization of the Business Combination through the end of prior reporting period; August 4, 2022, to January 31, 2023. The term "Predecessor" refers to ZeroFox, Inc. and its subsidiaries prior to the closing of the Business Combination. The term "the Predecessor Period" refers to the duration of time from the first day of the Predecessor's prior fiscal year to just prior to the finalization of the Business Combination i.e., February 1, 2022, to August 3, 2022.

Forward-Looking Statements

This Annual Report on Form 10-K, including, without limitation, statements contained under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. The inclusion of any statement in this Annual Report does not constitute an admission by the Company or any other person that the events or circumstances described in such statement are material. These risks and uncertainties include, but are not limited to, the following:

•
our ability to meet expectations regarding the timing and completion of the proposed Merger (as defined in this Annual Report);
•
the possibility that the conditions to the closing of the proposed Merger are not satisfied, including the risk that the required regulatory approvals are not obtained or that our stockholders do not approve the proposed Merger;
•
the occurrence of any event, change or other circumstance that could result in the Haveli Merger Agreement (as defined in this Annual Report) being terminated or the proposed Merger not being completed on the terms reflected in the Haveli Merger Agreement, or at all;

i

•
the risk that the Haveli Merger Agreement may be terminated in circumstances that require us to pay a termination fee;
•
potential litigation relating to the proposed Merger;
•
the risk that the proposed Merger and its announcement could have adverse effects on the market price of our Common stock;
•
the ability of each party to consummate the proposed Merger;
•
risks related to the possible disruption of management's attention from our ongoing business operations due to the proposed Merger;
•
the effect of the announcement of the proposed Merger on our ability to retain and hire key personnel and maintain relationships with customers and business partners;
•
the risk of unexpected costs or expenses resulting from the proposed Merger;
•
defects, errors, or vulnerabilities in our Platform (as defined in this Annual Report), the failure of our Platform to block malware or prevent a security breach, misuse of the our Platform, or risks of product liability claims that would harm our reputation and adversely impact our business, operating results, and financial condition;
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
•
we have a history of losses, and we may not be able to achieve or sustain profitability in the future;
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
•
adverse general and industry-specific economic and market conditions and reductions in customer spending, in either the private or public sector, including as a result of inflation and geopolitical uncertainty such as the war in Ukraine and the Israel-Hamas war, may reduce demand for our Platform or products and solutions, which could harm our business, financial condition, and results of operations;
•
if we fail to adapt to rapid technological change, evolving industry standards and changing customer needs, requirements or preferences, our ability to remain competitive could be impaired;
•
other risks and unforeseen events, including epidemics, pandemics or other outbreaks of illness, disease, or virus (such as the COVID-19 pandemic) and cybersecurity threats could adversely affect our business, operating results, and financial condition;
•
we rely heavily on the services of our senior management team;
•
one U.S. government customer accounts for a substantial portion of our revenue; and
•
a delay in the completion of the U.S. Government’s budget and appropriation process could delay procurement of solutions we provide and have an adverse effect on our future revenues.

Additional information concerning these, and other risks, is described in Part I, Item 1A, “Risk Factors” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report. We expressly disclaim any obligation to update any of these forward-looking statements, except to the extent required by applicable law.

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

As a result of our April 2023 acquisition of LookingGlass, our Platform also includes threat intelligence and attack surface management capabilities. The integration of these capabilities into our Platform broadens our visibility into external attack surface and vulnerabilities, including improved actionable intelligence to disrupt emergent threats.

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

The dramatic shift to digital channels has created an enormous digital footprint on the “public” internet, expanding the attack surface to include all externally available digital platforms. These public platforms are largely ungoverned, unmonitored, and unprotected by existing perimeter and internal security technologies.

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

Our Customers

As of January 31, 2024, we had over 1,300 subscription customers. We have key reference customers in many industry verticals including education, energy, entertainment, financial services, government healthcare, media, retail, services, and technology that we believe validate our solutions in the market. Our customers range from small and medium-sized organizations to Fortune 500 companies.

We have a single government customer that accounted for 35% of our revenue for fiscal year 2024. Excluding this customer, no single customer accounted for more than 5% percent of our revenue for fiscal year 2024.

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
•
broad infrastructure security vendors such as CrowdStrike, Fortinet, Palo Alto Networks, and Rapid7 (through its acquisition of IntSights), who are supplementing their traditional endpoint or network security solutions with threat intelligence solutions;
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

From inception, we anchored our business’ value proposition to the rapid creation of intellectual property; today this objective remains central to our Platform, capabilities, technology, service offerings and go-to-market strategy. Since then, we have ambitiously expanded our intellectual property portfolio by creating new inventions, tradecraft, and proprietary know-how stemming from our operational experience and research and development efforts.

The Company's subsidiaries collectively have 72 issued patents and 9 pending patent applications. These patents relate to a range of technologies and innovations including digital risk protection, threat intelligence, attack surface identification, cyber threat monitoring, breach response and privacy protection. The active patents are expected to expire between 2029 and 2042. We also own dozens of trademark registrations throughout the world and numerous registered domain names for websites that we use in our business, such as www.zerofox.com.

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

Backlog

We enter into both single and multi-year subscription contracts for our solutions. We generally invoice the entire amount at contract signing prior to commencement of the subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our consolidated financial statements and are considered backlog. As of January 31, 2024, we had $86.8 million in total deferred revenue, which excluded backlog of approximately $76.5 million. Of this amount, approximately $64.0 million is expected to be billed in fiscal year 2025. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as new and renewing contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance.

Human Capital

As of January 31, 2024, we employed 914 employees and 13 contractors. Our workforce is geographically distributed across the United States and various other locations around the world. None of our current employees are represented by a labor union and we have not experienced work stoppages. We consider our employee relations to be in good standing. We value our employees as a meaningful asset to our Company.

Attracting, Retaining, and Developing Talent

Our people team designs and implements key initiatives and employs business-driven human resources programs to recruit, hire, empower, develop, assess, and retain industry talent. First, we aim to build an effective team by leveraging our global footprint to find the right people, in the right geographies and place them into the right roles. Next, we empower employees to take ownership in their work while providing them with the tools, resources, and time to do their jobs well. We invest in our staff, offering coaching, training, and other support to develop short and long-term skills and provide them with opportunities for career growth. Our semi-annual performance management cycle, which is purposefully decoupled from compensation discussions to encourage non-biased dialogue, encompasses both look back and look ahead elements to celebrate success, make improvements, and develop competencies to address future business needs.

Diversity and Inclusion

Our corporate culture is built on the goal of creating a diverse and inclusive environment where employees’ unique opinions and feedback are respected, desired, and acted upon. As a team, employees constantly collaborate and work together to set policy, communicate openly, and drive an environment of transparency. For example, we frequently have global town hall meetings where the agenda is set by employees, hosted by employees that volunteer to emcee each event, and where multiple regions and business units share their achievements and successes.

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

Employee Health & Safety / COVID-19

We are committed to protecting the physical well-being of our employees, families, and customers. To address the evolving complexities introduced by COVID-19, we have taken and will continue to take multiple steps to promote safety, realign workforce planning strategy, and support employee needs while continuing to drive customer satisfaction. We regularly review and update our health and safety plan based on guidelines, rules and capabilities issued by local, regional, and countrywide healthcare organizations. At present, a large majority of employees work from home. In select geographies some employees can optionally work out of a local office in a hybrid environment, and there is another group of employees that work primarily in the office. Concurrently, we have used a phased approach that entails re-classifying ongoing work locations across all roles and implementing a flexible hybrid work model where appropriate.

While onsite, we have protocols in place to help keep employees, customers, and other visitors safe. We exercise an abundance of caution where safety is concerned and are ultimately prepared, resourced and equipped to exceed customer expectations, whether working onsite or remote.

Government Regulation

As a provider of external cybersecurity solutions, our business is subject to a variety of domestic and international laws and regulations relating to the collection, use, retention, protection, transfer, and processing of business data, personal data, and other sensitive information. Certain aspects of our offerings may involve access to and use of personally identifiable information and other sensitive data. The nature of cybersecurity products, identity offerings, and related services requires the collection of various types of data. In the operation of our business, we may collect the types of data covered by these laws and regulations including personally identifiable information, information about an individual’s health and financial information about individuals. To the extent we are in possession of such data and these various laws and regulations are determined to apply to us, this could require us to adopt additional operational, technological and security measures to protect and manage such information which could increase our costs of operations. Our failure to comply with such laws and regulations could also result in monetary fines and damage to our reputation which would have a negative impact on our business. These laws and regulations include, but are not limited to, GDPR, CCPA, CPRA, the Electronic Communication Privacy Act (“ECPA”), Computer Fraud and Abuse Act (“CFAA”), the Gramm-Leach-Bliley Act (“GBLA”), and the HIPAA/HITECH Act. In addition to these, other laws and regulations relating to cloud computing, cross-border data transfer restrictions, data collection and data localization may apply to our business as we expand outside of the U.S. market.

Our business is also subject to laws relating to import and export control such as U.S. export licensing requirements, trade and economic sanctions administered by the U.S. Office of Foreign Assets Control and anti-bribery laws such as the FCPA and the U.K. Anti-Bribery Act.

We believe that we are in material compliance with the laws and regulations that are applicable to us.

Many of these laws and regulations, such as those related to data protection and privacy, are frequently being revised and new laws in different jurisdictions are being adopted. Therefore, we must continually evolve our business practices to satisfy these regulatory obligations. We have policies and procedures that we rely on to satisfy these requirements and are transparent with our customers regarding our business practices, product features, and types of data that are collected when a customer uses our security solutions. In addition to the existing regulatory framework applicable to our business, some governments are considering whether to take a more active role in regulating the cybersecurity industry and, in the U.S., there are efforts to have the federal government regulate digital platform companies. New regulations in these two areas could impact our go-to-market model. Therefore, we keep abreast of these potential changes and how they may impact our business.

See the section titled “Risk Factors” for additional information about the laws and regulations we are subject to and the risks of our business associated with such laws and regulations.

Corporate Information

ZeroFox Holdings, Inc. is a holding company incorporated in the state of Delaware. ZeroFox Holdings, Inc. was formerly known as L&F Acquisition Corp. (L&F) and was a blank check, Cayman Islands exempted company, incorporated on August 20, 2020. The Company conducts its business through its wholly-owned, consolidated subsidiaries, primarily ZeroFox, Inc. and Identity Theft Guard Solutions, Inc., and Lookingglass Cyber Solutions, Inc.

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

On April 21, 2023, the Company completed the acquisition of Lookingglass Cyber Solutions, Inc. ("LookingGlass"), a privately-held software company.

Our principal executive offices are located at 1834 S. Charles Street, Baltimore, Maryland 21230, and our telephone number is (855) 936-9369. Our website is www.zerofox.com. The information found on or that can be accessed from or that is hyperlinked to our website is not part of this Annual Report on Form 10-K.

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

Investors and other interested parties should note that we use our media and investor relations website and our social media channels to publish important information about us, including information that may be deemed material to investors. We encourage investors and other interested parties to review the information we may publish through our media and investor relations website and the social media channels listed on our media and investor relations website, in addition to our SEC filings, press releases, conference calls, and webcasts.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. Before making an investment decision, you should consider carefully the risks and uncertainties described below. Our business, operating results, financial condition, and prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, operating results, financial condition, and prospects could be adversely affected. In that event, the market price of our Common Stock and Warrants could decline, and you could lose part or all of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed. These risks include the following:

•
Failure to complete, or delays in completing, the proposed Merger with Parent and Merger Sub announced on February 6, 2024 and disruptions in our business caused by the proposed Merger could materially and adversely affect or results of operations, business, financial results, and stock price.
•
We cannot be sure if or when the Merger will completed.
•
Lawsuits may be filed against us and the members of our Board arising out of the proposed Merger, which delay or prevent the proposed Merger.
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
•
Adverse general and industry-specific economic and market conditions and reductions in customer spending, in either the private or public sector, including as a result of geopolitical uncertainty such as the war in Ukraine and the Israel-Hamas war, may reduce demand for our Platform or products and solutions, which could harm our business, financial condition and results of operations.
•
We have previously reported material weaknesses in our internal control over financial reporting that have been remediated, but if we fail to properly manage our internal control over financial reporting on a go forward basis, future material weaknesses could be identified that could result in a material misstatement in our financial statements.
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

Risks Related to the Proposed Merger

Failure to complete, or delays in completing, the proposed Merger with affiliates of Haveli Investments or disruptions in our business caused by the proposed Merger could materially and adversely affect our results of operations, business, financial results, and stock price.

On February 6, 2024, we entered into an Agreement and Plan of Merger (the “Haveli Merger Agreement”) with ZI Intermediate II, Inc., a Delaware corporation (“Parent”) and HI Optimus Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”) pursuant to which, if all of the conditions to closing are satisfied or, if permitted, waived, we will become a wholly-owned subsidiary of Parent (the “Merger”). The completion of the Merger is subject to the satisfaction or waiver of certain customary mutual closing conditions set forth in the Haveli Merger Agreement, including (a) the adoption of the Haveli Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of Common Stock (the “Company Stockholder Approval”) and (b) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and receipt of approval, clearance or expiration of the applicable review periods under the United Kingdom’s National Security and Investment Act 2021, as amended (the “NSI Act”). The obligation of each party to consummate the Merger is also conditioned on, among other things, the other party’s representations and warranties being true and correct (subject to certain customary materiality exceptions) and the other party having performed in all material respects its obligations under the Haveli Merger Agreement, and the obligation of Parent to consummate the Merger is additionally conditioned on no material adverse effect on the Company having occurred since the execution of the Haveli Merger Agreement that is continuing. We cannot predict with certainty whether or when the required closing conditions will be satisfied and cannot assure you that we will be able to successfully consummate the proposed Merger as currently contemplated under the Haveli Merger Agreement or at all.

Risks related to the proposed Merger include, but are not limited to, the following:

•
under some circumstances, we may be required to pay Parent a termination fee of $5,261,750;
•
we will remain liable for significant expenses, including transaction, professional services and other costs relating to the Merger regardless of whether or not the Merger is consummated;
•
the attention of our management and employees may have been diverted to the Merger rather than to our own operations and the pursuit of other opportunities that could have been beneficial to us and could continue to be so diverted;
•
we could be subject to litigation related to the Merger, including with respect to our entry into the Haveli Merger Agreement;
•
the potential loss of key personnel during the pendency of the Merger as employees and other service providers may experience uncertainty about their future roles with us following completion of the Merger; and
•
under the Haveli Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations, business and stock price or market price of our warrants.

We cannot be sure if or when the Merger will be completed.

The consummation of the Merger is subject to the satisfaction or waiver of various conditions, including obtaining the Company Stockholder Approval and the receipt of certain required regulatory approvals. We cannot guarantee that the closing conditions set forth in the Haveli Merger Agreement will be satisfied. If we are unable to satisfy the closing conditions or if other closing conditions are not satisfied, Parent will not be obligated to complete the Merger.

Until the Merger is completed, the Haveli Merger Agreement restricts us from taking specified actions without the consent of the other party and generally requires us to operate in the ordinary course of business consistent with past practice. These restrictions may prevent us from making appropriate changes to our business or pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Uncertainty about the Merger may adversely affect our business and our relationships with employees, customers, suppliers and others with whom we do business, and the Merger may disrupt our current plans and operations or divert management’s attention away from ongoing business opportunities and operational matters.

Uncertainty about the completion or effect of the Merger may affect the relationship between us and our employees, clients and suppliers, which may have an adverse effect on our business, financial condition and results of operations. These uncertainties may cause clients, suppliers and others that deal with us to seek to change existing business relationships and to delay or defer decisions concerning us. Changes to existing business relationships, including termination or modification, could negatively affect our revenues, earnings and cash flow, as well as the market price of our common stock or warrants. Parent may terminate the Haveli Merger Agreement under certain circumstances, including if there is a material adverse change in our business. If that were to happen, we may not be entitled to a termination fee under the Haveli Merger Agreement, or the applicable termination fee may be insufficient to compensate us.

In addition, we are dependent on the experience and industry knowledge of our officers, key management personnel and other key employees to operate our business and execute our business plans. Our current and prospective employees may experience uncertainty about their roles following the Merger, which may have an adverse effect on our ability to attract or retain key management personnel and other key employees. Our business could be negatively impacted if key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the business if the Merger is not consummated. Adverse effects arising from the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Haveli Merger Agreement.

The Haveli Merger Agreement contains provisions that could discourage or deter a potential alternative purchaser that might otherwise have an interest in a business combination with us.

The Haveli Merger Agreement contains provisions that may discourage a third party from submitting an alternative proposal to us during the pendency of the proposed Merger as well as afterward, should the Merger not be consummated, that might result in greater value to our shareholders than the Merger. These provisions include a prohibition on soliciting or entering into discussions with any third party regarding any alternative proposals, subject to limited exceptions. However, our Board of Directors is permitted to take certain actions that it believes in good faith, after consultation with its advisors, the failure of which to take would reasonably be expected to be inconsistent with its fiduciary duties.

In addition, we may be required to pay to Parent a termination fee in cash equal to $5,261,750 in certain circumstances involving acquisition proposals for competing transactions.

If the Haveli Merger Agreement is terminated and we determine to seek another strategic transaction, we may not be able to negotiate a transaction on terms comparable to, or better than, the terms of the proposed Merger.

Lawsuits may be filed against us and the members of our Board arising out of the proposed Merger, which may delay or prevent the proposed Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, or our Board, and others in connection with the transactions contemplated by the Haveli Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our Board, or against Parent or Merger Sub could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect us financially.

Risks Related to Our Technology, Products and Solutions

Defects, errors, or vulnerabilities in our Platform, the failure of our Platform to prevent a security incident, misuse of our Platform, or risks of product liability claims would harm our reputation and adversely impact our business, operating results, and financial condition.

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

Our Platform is multi-faceted and may be deployed with material defects, software “bugs” or errors that are not detected until after commercial release and deployment to our customers. Errors or defects may be more likely when a product is first introduced or as new versions are released, or when we introduce an acquired company's products. We have experienced these errors or defects in the past in connection with new products, acquired products and product upgrades and we expect that these errors or defects will be found from time to time in the future in new, acquired or enhanced products after commercial release. Defects may cause our products to be vulnerable to attacks and cause them to fail to detect threats. Any errors, defects, disruptions in service or other performance problems with our products may damage our customers’ businesses and could hurt our reputation. If our Platform fails to detect threats for any reason, we may incur significant costs, the attention of our key personnel could be diverted, our customers may delay or withhold payment to us or elect not to renew or other significant customer relations problems may arise. We may also be subject to liability claims for damages related to errors or defects in our products. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products may harm our business and operating results. Limitation of liability provisions in our standard terms and conditions and our other agreements may not adequately or effectively protect us from any claims or liabilities related to errors or defects in our solutions.

If our Platform fails to detect threats in our customers’ cybersecurity infrastructure, or if our Platform fails to identify and respond to new and increasingly complex methods of cyber-attacks, our business and reputation may suffer. There is no guarantee that our Platform will detect all cyber threats, especially in light of the rapidly changing security landscape to which we must respond, including the constantly evolving techniques used by attackers to access or sabotage data. If we fail to update our Platform in a timely or effective manner to respond to these threats, our customers could experience security incidents with negative consequences. Many federal, state and foreign governments have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security incident often lead to widespread negative publicity, and any association of us with such publicity may cause our customers to lose confidence in the effectiveness of our Platform. An actual or perceived security breach or theft of sensitive data of one of our customers, regardless of whether the breach is attributable to the failure of our Platform, could adversely affect the market’s perception of our offerings and subject us to legal claims.

As a cybersecurity provider, we have been, and expect to continue to be, a target of cyberattacks. If our or our service providers’ internal networks, systems, or data are or are perceived to have been compromised, our reputation may be damaged and our financial results may be negatively affected.

As a well-known provider of external cybersecurity products and solutions, we may in the future be specifically targeted by bad actors for attacks intended to circumvent our security capabilities or to exploit our Platform as an entry point into customers’ endpoints, networks, or systems. The risk of cybersecurity attacks related to political and economic conditions, war, and terrorism may increase, including from retaliatory cybersecurity attacks as a result of Russia’s invasion of Ukraine, the Israel-Hamas War, and related political, economic and counter-responses. In addition, defects or errors in our Platform could result in a failure to effectively alert customers of potential threats. Our data centers and platform may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently reduce the efficacy of our solutions and expose our customers to cyber threats. Any of these situations could result in negative publicity to us, damage our reputation, and increase expenses and customer relations issues, which would adversely impact our business, financial condition, and operating results.

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
•
harm to our reputation or brand; and

•
claims, litigation, regulatory inquiries, investigations, or enforcement actions, and other claims and liabilities, all of which may result in liabilities to us and be costly and burdensome and further harm our reputation.

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

Our enterprise product offerings must interoperate with our customers’ existing network and security infrastructure. These complex systems are developed, delivered, and maintained by the customer, their employees and a myriad of vendors and service providers. As a result, the components of our customers’ infrastructure have different specifications, rapidly evolve, utilize multiple protocol standards, include multiple versions and generations of products and may be highly customized. Our Platform must be able to interoperate with highly complex and customized networks, which requires careful planning and execution between our customers, our customer support teams and our channel partners. Further, when our customers add new or updated elements to their infrastructure, when new usage trends emerge (such as remote work), or new industry standards or protocols are introduced, we may have to update or enhance our Platform and our other solutions to allow us to continue to provide service to customers. Our competitors or other vendors may refuse to work with us to allow their products to interoperate with our solutions, which could make it difficult for our Platform to function properly in customer networks that include these third-party products.

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

Our future growth is dependent upon our ability to continue to meet the needs of new customers and the expanding needs of our existing customers as their use of our products and solutions grow. As our customers gain more experience with our products and solutions, the amount of data transferred, processed and stored by us, the number of locations where our Platform and services are being accessed, have in the past, and may in the future, expand rapidly. In order to meet the performance and other requirements of our customers, we intend to continue to make material investments to increase capacity and to develop and implement new technologies in our service and cloud infrastructure operations. These technologies, which include databases, applications and server optimizations, network and hosting strategies, and automation, are often advanced, complex, new, and untested. We may not be successful in developing or implementing these technologies. In addition, it takes a significant amount of time to plan, develop, and test improvements to our technologies and infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. To the extent that we do not effectively scale our operations to meet the needs of our growing customer base and to maintain performance as our customers expand their use of our products and solutions, we may not be able to grow as quickly as we anticipate, our customers may reduce or cancel use of our solutions and we may be unable to compete as effectively, and our business and results of operations may be harmed.

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

Our customers depend on the continuous availability of our Platform. We currently host our Platform and serve our customers using a mix of third-party cloud providers. Consequently, we may be subject to service disruptions as well as failures to provide adequate support for reasons that are outside of our direct control. We have experienced and expect that in the future we may experience interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions, and capacity constraints.

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

In each case, we would be required to either seek licenses to software, data or services from other parties and redesign our solutions to function with such other parties’ software, data or services or develop these components ourselves, which would result in increased costs and could result in delays in our solution and solution package launches and the release of new solution and solution package offerings until equivalent technology can be identified, licensed or developed, and integrated into our solutions. Furthermore, we might be forced to limit the features available in our current or future solutions. If these delays and feature limitations occur, our business, results of operations, and financial condition could be adversely affected.

Risk Factors Related to our Business and Industry

ZeroFox has a history of losses and we may not be able to achieve or sustain profitability in the future.

The Predecessor incurred net losses in all periods since its inception, including net losses of $38.4 million, $22.7 million, and $22.7 million for fiscal 2022, 2021, and 2020, respectively. The Successor experienced a net loss of $720.6 million for the Successor Period and $356.3 million for the year ended January 31, 2024. As of January 31, 2024, ZeroFox had an accumulated deficit of $1.1 billion. Following the Business Combination, we cannot predict when or whether we will reach or maintain profitability. We also expect that our operating expenses will increase over our historical expenses in the future as we continue to invest for future growth, including expanding our research and development activities to enhance our Platform, expanding our sales and marketing activities and reaching customers in new geographic locations, which will negatively affect our operating results if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our revenue or improvements in our operating results. In addition to the anticipated costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public operating company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability.

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

In addition, independent industry or financial analysts and research firms often test our products and solutions and provide reviews of our Platform, as well as the products of our competitors, and the perception of our Platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products, our brand may be adversely affected. Our products and solutions may fail to detect or prevent threats in any particular test for a number of reasons that may or may not be related to the efficacy of our products and solutions in real world environments. To the extent potential customers, industry analysts or testing firms believe that the occurrence of a failure to detect or prevent any particular threat is a flaw or indicates that our products and solutions or services do not provide significant value, we may lose customers, and our reputation, financial condition, and business would be harmed. Additionally, the performance of our channel partners and technology alliance partners may affect our brand and reputation if customers do not have a positive experience with these partners. In addition, we have worked and continue to work with high-profile customers as well as assist in analyzing and remediating high profile cyberattacks. Our work with such customers has exposed us to publicity and media coverage. Negative publicity about us, including about our management, the efficacy and reliability of our Platform, our product offerings, our professional services, and the customers we work with, even if inaccurate, could adversely affect our reputation and brand.

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

ZeroFox experienced rapid revenue growth in recent periods, and we expect to continue to invest broadly across our organization to support our growth. For example, ZeroFox’s actual employee headcount grew from 158 employees as of January 31, 2019, to 914 employees as of January 31, 2024. Additionally, ZeroFox's revenue grew from $8.9 million in fiscal 2019 to $233.3 million in fiscal year 2024. Although ZeroFox experienced rapid growth historically, we may not sustain these growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in evolving industries, including market acceptance of our Platform, adding new customers, intense competition, and our ability to manage our costs and operating expenses. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:

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

The market for security solutions is intensely competitive, fragmented, and characterized by rapid changes in technology, customer requirements and industry standards, increasingly sophisticated attackers, and by frequent introductions of new or improved products to combat security threats. We expect to continue to face intense competition from current competitors, as well as from new entrants into the market given the relatively low barriers to entry in the industry. If we are unable to anticipate or react to these challenges, our competitive position could weaken, and we could experience a decline in revenue or reduced revenue growth, and loss of market share that would adversely affect our business, financial condition, and results of operations. Our ability to compete effectively depends upon numerous factors, many of which are beyond our control, including, but not limited to:

•
product capabilities, including the performance and reliability of our Platform; including our services and features, compared to those of our competitors;
•
our ability versus the ability of our competitors, to improve existing products, services, and features, or to develop new ones to address evolving customer needs;
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
•
extending our solutions to new and evolving operating systems and hardware products; and
•
managing new solutions, product suites, and service strategies for the markets in which we operate.

If we are not successful in managing these risks and challenges, or if our Platform or products and solutions (including any upgrades thereto) are not technologically competitive or do not achieve market acceptance, our business, financial condition, and results of operations could be adversely affected.

If we are unable to maintain successful relationships with our channel partners, or if our channel partners fail to perform, our ability to market, sell, and distribute our Platform will be limited, and our business, financial position, and results of operations will be harmed.

In addition to our direct sales force, we rely on our channel partners to sell our Platform. A substantial amount of sales of our Platform flows through our channel partners and we expect this to continue for the foreseeable future. ZeroFox derived approximately 21% of its revenue for the fiscal year 2024 from subscriptions through channel partners. The loss of a substantial number of our channel partners or the failure to recruit additional channel partners, could adversely affect our operating results. Our ability to increase revenue will depend in part on our success in maintaining successful relationships with our channel partners and in training our channel partners to independently sell and deploy our Platform. If we fail to effectively manage our existing sales channels, or if our channel partners are unsuccessful in fulfilling the orders for our solutions, or if we are unable to enter into arrangements with, and retain a sufficient number of, high quality channel partners in each of the regions in which we sell products and solutions and keep them motivated to sell our products and solutions, our ability to sell our products and solutions and results of operations will be harmed.

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

We may enter into subscription agreements for our Platform and solutions where customers have discretion to renew or terminate services at the end of the term, or stand-alone agreements for the provision of specified software or services. For us to improve our operating results, it is important that we add new customers and that our existing customers renew their subscriptions and upgrade and expand their subscribed services. Our customers have no obligation to renew their subscriptions, to upgrade or expand their subscribed services, or to continue their relationship with us once a stand-alone engagement ends. Our customers’ renewal, upgrade, and expansion rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our offerings, our pricing, the effects of general economic conditions, competitive offerings, or alterations or reductions in our customers’ spending levels. If we are unable to add new customers or if our existing customers do not renew their subscriptions when the term expires or do not upgrade and expand the subscribed services or if customers renew on terms less favorable to us, or do not otherwise continue to use our Platform and solutions for subsequent engagements, our revenue may decline and our business, financial condition, and results of operations could be harmed.

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

We also may be unable to modify the future, scope, and delivery of our maintenance services and technical support to compete with changes in the technical services provided by our competitors. Increased customer demand for maintenance and support services, without corresponding revenue, could increase costs and negatively affect our operating results. In addition, if we experience increased customer demand for support and maintenance, we may face increased costs that may harm our business, financial condition, or results of operations. Further, as we continue to grow our operations and support our global customer base, we need to be able to continue to provide efficient support and effective maintenance that meet our customers’ needs globally at scale. Customers receive additional maintenance and support features, and the number of our customers has grown significantly, which will put additional pressure on our organization. If we are unable to provide efficient customer maintenance and support globally at scale or if we need to hire additional maintenance and support personnel, our business may be harmed. Our ability to attract new customers is highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality maintenance and support services or a market perception that we do not maintain high-quality maintenance and support services for our customers would harm our business.

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

We generally recognize revenue from customers ratably over the terms of their subscriptions, which are generally one to three years. As a result, a substantial portion of the revenue we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, any increase or decline in new sales or renewals in any one period will not be immediately reflected in our revenue for that period. Any such change, however, would affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. We may also be unable to timely reduce our cost structure in line with a significant deterioration in sales or renewals that would adversely affect our results of operations and financial condition.

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

We have derived a substantial portion of our revenue from one U.S. government customer, the Office of Personnel Management (OPM). Our current contract with OPM has been extended to an optional period ending on June 30, 2024. On December 28, 2023, we were awarded a new contract by OPM (the "new OPM Contract"). The New OPM Contract is structured as a Base Period from July 1, 2024 to June 30, 2025, followed by a series of options as follows: Option Period I from July 1, 2025 to June 30, 2026, Option Period II from July 1, 2026 to September 30, 2026, Option Period, Option Period III from October 1, 2026 to March 31, 2027, Option Period IV from April 1, 2027 to September 30, 2027, Option Period V from October 1, 2027 to March 31, 2028, and Option Period VI from April 1, 2028 to September 30, 2028. OPM has an option to add a six-month transition out period to run concurrently with any option period. OPM accounted for approximately 35% of revenue for the year ended January 31, 2024.

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

Our future growth depends, in part, on increasing sales to government organizations. Demand from government organizations is often unpredictable, subject to budgetary uncertainty and typically involves long sales cycles. We have made significant investment to address the government sector, but we cannot assure you that these investments will be successful, or that we will be able to maintain or grow our revenue from the government sector. U.S. federal, state, and local government sales are subject to a number of challenges and risks that may adversely impact our business. Sales to such government entities include the following risks:

•
selling to governmental agencies can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;
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

Many of the U.S. government programs in which we may participate as a prime contractor or subcontractor extend for several years and include one or more base years and one or more option years. These programs are normally funded on an annual basis. Under our contracts, the U.S. Government generally has the right to not exercise options to extend or expand our contracts and may otherwise terminate, cancel, stop, modify, or curtail our contracts at its convenience. Any decisions by the U.S. Government to not exercise contract options or to terminate, cancel, stop, modify or curtail our major programs or contracts would adversely affect our revenue, revenue growth, and profitability.

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

As a U.S. government contractor, we must comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts, which affect how we do business with our customers. Such laws and regulations may potentially impose added costs on our business and our failure to comply with them may lead to civil or criminal penalties, termination of our U.S. government contracts, or suspension or debarment from contracting with federal agencies. Some significant laws and regulations that affect us include, but are not limited to the following:

•
the Federal Acquisition Regulations (FAR) and FAR supplements, which regulate the formation, administration, and performance of U.S. government contracts;

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

U.S. government contractors (including their subcontractors and others with whom they do business) operate in a highly regulated environment and are routinely audited and reviewed by the U.S. Government and its agencies. These agencies review a contractor’s performance on government contracts, cost structure, indirect rates, and pricing practices and compliance with applicable contracting and procurement laws, regulations, terms and standards, as well as the adequacy of our systems and processes in meeting government requirements. They also review the adequacy of the contractor’s compliance with government standards for its business systems, including a contractor’s accounting system, earned value management system, estimating system, materials management and accounting system, property management system, and purchasing system.

Both contractors and the U.S. government agencies conducting these audits and reviews have come under increased scrutiny. As a result, the current audits and reviews have become more rigorous and the standards to which we are held are being more strictly interpreted, increasing the likelihood of an audit or review resulting in an adverse outcome.

A finding of significant control deficiencies in our system audits or other reviews can result in decremented billing rates to our U.S. government customers until the control deficiencies are corrected and our remediations are accepted. Government audits and reviews may conclude that our practices are not consistent with applicable laws and regulations and result in adjustments to contract costs and mandatory customer refunds. Such adjustments can be applied retroactively, which could result in significant customer refunds. Our receipt of adverse audit findings or the failure to obtain an “approved” determination of our various business systems from the responsible U.S. government agency could significantly and adversely affect our business, including our ability to bid on new contracts and our competitive position in the bidding process. A determination of non-compliance with applicable contracting and procurement laws, regulations and standards could also result in the U.S. Government imposing penalties and sanctions against us, including reductions of the value of contracts, contract modifications or termination, withholding of payments, the loss of export/import privileges, administrative or civil judgments and liabilities, criminal judgments or convictions, liabilities and consent or other voluntary decrees or agreements, other sanctions, the assessment of penalties, fines or compensatory, treble or other damages or non-monetary relief or actions, suspension or debarment, suspension of payments, and increased government scrutiny that could negatively impact our reputation, delay or adversely affect our ability to invoice and receive timely payment on contracts, perform contracts or compete for contracts with the U.S. Government and may adversely affect our revenue and profitability.

Risks Relating to Financial, Tax, and Accounting Issues

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

We have outstanding secured indebtedness with Stifel Bank of $22.5 million as of January 31, 2024. Our secured indebtedness contains a number of restrictive covenants that impose significant operating and financial restrictions on us. As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing as needed, may be restricted. Furthermore, our failure to comply with our debt covenants could result in a default under our debt agreements, which would cause our indebtedness under such debt agreements to become immediately due and payable. If any of our debt is accelerated, we may not have sufficient funds available to repay it.

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

Future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value, and adversely affect our results of operations, and financial condition.

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
•
the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures, and policies;
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

We have previously reported material weaknesses in our internal control over financial reporting that have been remediated, but if we fail to properly manage our internal control over financial reporting on a go forward basis, future material weaknesses could be identified that could result in a material misstatement in our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We rely upon internal processes and information systems to support key business functions, including our assessment of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

We cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to ensure that our internal controls will remain effective and eliminate the possibility that other material weakness or deficiencies may develop or be identified in the future. If we identify future material weaknesses in our internal controls, even if quickly remediated once disclosed, investors may lose confidence in our financial statements and our stock price may decline. Implementing changes to our internal controls in connection with the remediation of any material weakness may distract our management and could require us to incur significant expenses. If we fail to remediate any material weakness, our financial statements may be inaccurate, we may be required to restate our financial statements, our ability to report our financial results in a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, our stock price may decline, and we may be subject to sanctions or investigation by regulatory authorities, which could materially and adversely affect our business and results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of January 31, 2024, ZeroFox had U.S. federal and state net operating loss carryforwards, or NOLs, available to offset future federal and state taxable income of approximately $226.4 million and $105.7 million, respectively, and portions of which expire in various years. A lack of future taxable income would adversely affect our ability to utilize these NOLs before they expire. Under the Tax Cuts and Jobs Act of 2017 (the Tax Act), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.

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

Finally, beginning in 2022 Tax Act eliminated the option to deduct research and development expenditures immediately in the year incurred pursuant to Section 174 of the Code. The Tax Act requires taxpayers to capitalize and amortize such expenditures over five years. The actual impact on cash from operations will depend on whether and when these provisions are deferred, modified, or repealed by Congress, including any retroactive application to 2022, among other factors

IDX failed to collect sales and use tax prior to January 1, 2022, and we have been working to mitigate such failure.

Prior to January 1, 2022, IDX did not collect U.S. sales and use tax from its customers for its services. During 2020, IDX engaged an external tax consultant to perform a full U.S. sales tax nexus study and analysis. IDX accrued and reflected historical liabilities in its financial statements and was filing Voluntary Disclosure Agreements (VDA) in relevant U.S. jurisdictions, and we will be remitting liabilities accordingly. Beginning January 1, 2022, IDX began collecting, reporting, and remitting appropriate U.S. sales tax from its customers in all applicable jurisdictions. As of January 31, 2024, the Company recorded an accrual $1.3 million for IDX sales and use taxes that were not remitted prior to January 1, 2022.

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

The Company recorded goodwill impairment charges of $284.2 million during the year ended January 31, 2024. The Company recorded a $72.1 million impairment charge as result of its annual test of goodwill as of October 31, 2023, and a $212.1 million impairment charge as result of the interim test of goodwill as of January 31, 2024.

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

Risks Related to the Business Combination, Being a Public Company, and Integration of the Predecessor and IDX

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

We have made, and will continue to make, changes to our internal control over financial reporting, including IT controls, procedures for financial reporting, and accounting systems to meet our reporting obligations as a public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition, and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

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

Additionally, our insurance policies may not cover intellectual property infringement claims. In the event that we fail to successfully defend ourselves against an infringement claim, a successful claimant could secure a judgment or otherwise require payment of legal fees, settlement payments, ongoing royalties or other costs or damages; we may agree to a settlement that prevents us from offering certain services or features; or we may be required to obtain a license, which may not be available on reasonable terms, or at all, to use the relevant technology. If we are prevented from using certain technology or intellectual property, we may be required to develop alternative, non-infringing technology, which could require significant time and costs, during which we could be unable to continue to offer our affected products and services or features, and may ultimately not be successful. Any of these events could harm our business, financial condition, and results of operations.

Although third parties may alternatively offer a license to their technology or other intellectual property, the terms of any such license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, financial condition, and results of operations to be adversely affected. In addition, some licenses may be nonexclusive, and therefore our competitors may have access to the same technology licensed to us.

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

The terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize products, solutions, and subscriptions incorporating such software. Moreover, we cannot assure you that our processes for controlling our use of open-source software in our products, solutions, and subscriptions have been or will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open-source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open-source license. These claims could result in litigation that could be costly to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our solutions. Responding to any infringement or noncompliance claim by an open-source vendor, regardless of its validity, discovering certain open-source software code in our Platform, or a finding that we have breached the terms of an open-source software license, could harm our business, results of operations and financial condition, by, among other things:

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

We may become subject to claims, suits, and government investigations and other proceedings including patent, product liability, class action, whistleblower, personal injury, property damage, labor and employment (including all allegations of wage and hour violations), commercial disputes, compliance with laws and regulatory requirements and other matters, and we may become subject to additional types of claims, suits, investigations, and proceedings as our business develops. Such claims, suits, and government investigations and proceedings are inherently uncertain, and their results cannot be predicted. Regardless of the outcome, any of these types of legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources and could cause us to incur significant expenses or liability, adversely affect our brand recognition, and/or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees, or orders requiring a change in our business practices. Because of the potential risks, expenses, and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations, and prospects. Any of these consequences could adversely affect our business and results of operations.

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

The Warrants became exercisable on September 2, 2022, provided in each case that we have an effective registration statement under the Securities Act covering the shares of our Common Stock issuable upon exercise of our Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders exercise their warrants on a cashless basis under the circumstances specified in the Warrant Agreement). Each Warrant entitles the holder thereof to purchase one share of our Common Stock at a price of $11.50 per whole share, subject to adjustment. In addition, the Convertible Notes initially will be convertible into approximately 13,043,473 shares of our Common Stock, subject to increase to the extent that we exercise our option to pay interest in kind with respect to the Convertible Notes rather than in cash (please see “Risk Factors—Risks Related to Ownership of our Common Stock—Our issued and outstanding notes may impact our financial results, result in the dilution of our stockholders, create downward pressure on the price of our Common Stock, and restrict our ability to raise additional capital or take advantage of future opportunities.”) The issuance of additional shares of our Common Stock as a result of any of the aforementioned transactions may result in dilution to the then-existing holders of our Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

We may issue additional shares of our Common Stock or other equity securities without stockholder approval, which would dilute stockholder ownership interests and may depress the market price of our Common Stock.

Pursuant to the Incentive Equity Plan, we may issue an aggregate of up to 23,887,536 shares of Common Stock as of January 1, 2024, which amount will be subject to increase from time to time. We may also issue additional shares of our Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, future acquisitions or repayment of outstanding indebtedness, without stockholder approval, in a number of circumstances.

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

The exercise price for our Warrants is $11.50 per-share (subject to adjustment as described herein). We do not expect warrant holders to exercise their Warrants and, therefore, we do not expect to receive cash proceeds from any such exercise, for so long as Warrants are out-of-the money. There can be no assurance that Warrants will ever be in-the-money prior to their expiration and, as such, the Warrants may expire worthless. The last reported sales price for our Common Stock on March 13, 2024 was $1.11 per share.

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

These provisions of our organizational documents could discourage potential takeover attempts and reduce the price that investors might be willing to pay for the shares of our Common Stock in the future, which could reduce the market price of the common stock. For more information, see the “Description of Securities” included as an exhibit to this Annual Report.

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

Although we believe these provisions will benefit us by limiting costly and time-consuming litigation in multiple forums and by providing increased consistency in the application of applicable law, these exclusive forum provisions may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers, and other employees.

We have no current plans to pay cash dividends on our Common Stock. As a result, stockholders may not receive any return on investment unless they sell their Common Stock for a price greater than the purchase price.

We have no current plans to pay dividends on our Common Stock. Any future determination to pay dividends will be made at the discretion of our Board, subject to applicable laws. It will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual, legal, tax, and regulatory restrictions, general business conditions, and other factors that our Board may deem relevant. In addition, the ability to pay cash dividends may be restricted by the terms of debt financing arrangements, as any future debt financing arrangement likely will contain terms restricting or limiting the amount of dividends that may be declared or paid on our Common Stock. As a result, stockholders may not receive any return on an investment in our Common Stock unless they sell their shares for a price greater than that which they paid for them.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

We are committed to protecting information and the underlying information systems involved in the operation of our business. We face a multitude of cybersecurity threats that range from attacks common to most industries such as phishing and denial-of-service attempts, to more-sophisticated malware and ransomware attacks, in addition to threats designed to penetrate our Platform. Our customers, suppliers, subcontractors, and third-party business partners also face similar cybersecurity threats. A cybersecurity incident impacting us or any of these entities could have a materially adverse impact on our operations, performance, our brand, and our competitive position. We rely on technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls. We must maintain a robust cybersecurity stance in the rapidly evolving security environment to uphold our market leadership position.

The Board of Directors assesses the Company’s overall risk assessment and risk management policies. The Board discharges this responsibility through its committees, each of which examines various components of enterprise risk. The Audit Committee reviews the Company's management of cybersecurity risk, including our policies and processes to monitor and mitigate potential exposure.

Our Chief Information Security Officer (“CISO”) leads a Security & Compliance team that is responsible for information security, including cyber threat detection and response. Our CISO has extensive information technology and program management experience, including a background in corporate information security across a wide range of industries. The Security & Compliance team oversees and works to improve our enterprise security framework through its identification, assessment, and response to potential threats in order to mitigate risk and reduce the impact of a cyber incident. These efforts include daily internal and external vulnerability scans, web application scans, and vendor risk assessments. The assessment of a cyber incident includes both quantitative and qualitative factors to determine if there is a material impact. Quantitative factors include the potential or actual financial loss and cost of remediation efforts. Qualitative factors include damages to our brand and/or competitive standing, disruptions to our operations, and the potential for litigation. Regardless of whether we consider an incident to be material, the Security & Compliance team will monitor the situation. This ongoing monitoring aims to contain, mitigate, and remediate the circumstances that contributed to the incident and any potential losses arising from the incident. The Security & Compliance team also monitors evolving factors that might later elevate an incident above a materiality threshold which would require us to make public disclosure of the incident.

We engage third parties to conduct evaluations of our information security controls and compliance such as penetration testing and HIPAA (“Health Insurance Portability and Accountability Act”) risk assessment. Since we provide services to certain government agencies, we are subject to various compliance assessments including the Cybersecurity Maturity Model Certification developed by the United States Department of Defense. We also receive an annual System & Organizational Control (SOC 2) audit which assesses our key compliance controls and objectives which helps us identify gaps that may require enhancements to our enterprise security framework.

We also consider our risks from cybersecurity threats as part of a broader overall enterprise risk management (ERM) program. The ERM program is managed by a cross-functional team that is comprised of our CTO, CFO, COO, and General Counsel. Our risk assessment approach is to evaluate the likelihood and potential negative impact of each threat or risk using a quantitative scoring methodology. To the extent our ERM program identifies a severe cybersecurity related risk, we will develop a response plan, assign owners to each planned action, and track progress of solution implementation. The Board of Directors reviews our ERM program on an annual basis.

Despite the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance policies, the costs related to a cybersecurity incident may not be fully insured. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.DDD

ITEM 2. PROPERTIES

Our corporate headquarters in Baltimore, Maryland consist of office space that is currently leased until February 2026. We lease and maintain additional offices in the United States, including Portland, Oregon, and internationally in the United Kingdom, Chile, and India. We believe that our current facilities are adequate to meet our ongoing needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

Holders of Record

On January 31, 2024, there were 144 holders of record of our Common Stock and 2 holders of record of our Public Warrants. We believe the actual number of beneficial owners of our Common Stock and Public Warrants is greater than this number of record holders and includes beneficial owners whose shares are held in street name by brokers, banks, and other nominees.

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

Overview

ZeroFox was formed through the merger of ZeroFox, Inc., ID Experts Holdings, Inc., and L&F Acquisition Corp. ("L&F") on August 3, 2022. ZeroFox, Inc. was founded in 2013 with the vision that the emergence and adoption of social media, mobile applications, and cloud computing by enterprises would fundamentally change the cybersecurity paradigm. Social media represents much more than a platform where individuals connect online. The adoption of social media revolutionized the way people communicate with each other and, subsequently, how enterprises and organizations enable communication among employees, customers, partners, and prospects. Mobile applications accelerated the digital transformation in which earlier versions of the web would need to become interactive and persist across multiple modern mediums. Furthermore, cloud computing’s continued evolution and adoption demonstrate how organizations are more comfortable with data residing beyond their traditional security perimeter outside of the historical boundaries of IT governance and control.

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

Russian Invasion of Ukraine and Israel-Hamas War

We continue to monitor and respond to the war in Ukraine and the associated sanctions and other restrictions. We are also monitoring and responding to the Israel-Hamas war. The full impact of the conflicts on our business operations and financial performance remains uncertain and will depend on future developments, including the severity and duration of the conflicts and their impact on regional and global economic conditions. We will continue to monitor these conflicts and assess the related restrictions and other effects and pursue prudent decisions for our team members, customers, and business. As of the date of this report, these conflicts have not resulted in a material impact to our business operations and financial performance.

Recent Acquisitions

On April 21, 2023, we completed the acquisition of Lookingglass Cyber Solutions, Inc. (LookingGlass). The successful completion of the acquisition combined the innovative platforms of ZeroFox and LookingGlass, enabling our customers to build a robust security posture by providing world-class visibility into external attack surface assets and vulnerabilities.

Proposed Merger

On February 6, 2024, the Company entered into the Haveli Merger Agreement with Parent and Merger Sub. Parent and Merger Sub are each affiliates of the Haveli Funds, managed by Haveli.

The Haveli Merger Agreement provides that, among other things and on the terms and subject to the conditions of the Haveli Merger Agreement, (a) Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Parent (the “Merger”), and (b) at the effective time of the Merger (the “Effective Time”), each issued and outstanding share (immediately prior to the Effective Date) of Company Common Stock (except as otherwise provided in the Haveli Merger Agreement) will be cancelled and converted into the right to receive an amount in cash equal to $1.14 per share, without interest and subject to any applicable withholding taxes.

The completion of the Merger is subject to the satisfaction or, if permitted, waiver of certain customary mutual closing conditions set forth in the Haveli Merger Agreement, including (a) obtaining Company Stockholder Approval and (b) the expiration or termination of the applicable waiting period under the HSR Act, and the receipt of approval, clearance or expiration of the applicable review periods under the NSI Act. The obligation of each party to consummate the Merger is also conditioned on the other party’s representations and warranties being true and correct (subject to certain customary materiality exceptions) and the other party having performed in all material respects its obligations under the Merger Agreement, and the obligation of Parent to consummate the Merger is additionally conditioned on no material adverse effect on the Company having occurred since the execution of the Merger Agreement. The consummation of the Merger is not subject to any financing condition.

The Merger is expected to close in the first half of 2024. Upon consummation of the Merger, the Company will cease to be a publicly traded company (see Note 18 to the consolidated financial statement included in Part II, Item 8 of this Annual Report).

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

Key Business Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans, and make strategic directions.

Subscription Customers

We believe that the size of our customer base is an indicator of our market adoption and that our net new customer additions are an indicator of the growth of our business. We focus our sales and marketing efforts on large enterprises and medium-sized businesses. We define a subscription customer as any entity that has entered into a distinct agreement for access to our Platform for which the term has not ended or with which we are continuing to provide service and negotiating a renewal contract that expired within 90 days of the applicable measurement date. We do not consider our channel partners as subscription customers, and we treat managed service security providers, who may purchase our products on behalf of multiple companies, as a single subscription customer. As of January 31, 2024, the Company had over 1,300 subscription customers.

Annual Recurring Revenue ("ARR")

We believe that ARR is a key operating metric to measure our business as changes in ARR reflect our ability to acquire net new customers and to maintain, retain, and expand our relationships with our existing customers. We define ARR as the annualized contract value of all recurring revenue related to contracts in place at the end of the reporting date assuming any contract is renewed on its existing terms. We continue to include ARR from customers whose term has expired within 90 days of the applicable measurement date for which we are actively negotiating renewal. As of January 31, 2024, the Company had an ARR of $188.4 million.

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

Results of Operations

Results for the Year ended January 31, 2024, Compared to the Period August 4, 2022, to January 31, 2023 (Successor) and February 1, 2022 to August 3, 2022 (Predecessor)

This section describes the results of the Company for the year ended January 31, 2024, and the period August 4, 2022, to January 31, 2023 (the "Successor Period") and the results of the Predecessor for the period February 1, 2022, to August 3, 2022 (the "Predecessor Period"). There are no comparative analysis between the year ended January 31, 2024, versus the Successor Period and the Predecessor Period, as there is a lack of comparability between the periods presented.

The following table sets forth our results of operations:

	Successor		Predecessor
(dollars in thousands)	Year Ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
Revenue
Subscription	$89,308	$31,679	$27,946
Services	143,992	56,707	1,291
Total revenue	233,300	88,386	29,237
Cost of revenue
Subscription (1)	44,137	18,225	8,349
Services (1)	114,199	43,600	457
Total cost of revenue	158,336	61,825	8,806
Gross profit	74,964	26,561	20,431
Operating expenses
Research and development (1)	31,190	12,134	8,092
Sales and marketing (1)	73,790	35,859	18,516
General and administrative (1)	38,758	18,218	10,093
Goodwill impairment	284,240	698,650	—
Total operating expenses	427,978	764,861	36,701
Loss from operations	(353,014)	(738,300)	(16,270)
Interest expense, net	(15,202)	(7,867)	(2,965)
Change in purchase consideration liability	2,456	—	—
Change in fair value of warrant liability	(349)	5,364	(2,059)
Change in fair value of sponsor earnout shares	2,053	9,634	—
Loss before income taxes	(364,056)	(731,169)	(21,294)
(Benefit from) provision for income taxes	(7,746)	(10,522)	111
Net loss after tax	$(356,310)	$(720,647)	$(21,405)

(1) includes stock-based compensation expense as follows:

(dollars in thousands)	Year Ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
Cost of revenue - subscription	$219	$97	$18
Cost of revenue - services	111	36	2
Research and development	1,637	452	114
Sales and marketing	1,612	518	218
General and administrative	3,946	1,397	510
Total stock-based compensation expense	$7,525	$2,500	$862

The following tables disclose the components of the Consolidated Statements of Comprehensive Loss as a percentage of revenue:

(as a percentage of total revenue)	Year Ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
Revenue
Subscription	38%	36%	96%
Services	62%	64%	4%
Total revenue	100%	100%	100%
Cost of revenue
Subscription (1)	19%	20%	29%
Services (1)	49%	50%	2%
Total cost of revenue	68%	70%	31%
Gross profit	32%	30%	69%
Operating expenses
Research and development (1)	13%	14%	28%
Sales and marketing (1)	32%	41%	63%
General and administrative (1)	17%	21%	35%
Goodwill impairment	122%	790%	—
Total operating expenses	184%	866%	126%
Loss from operations	-152%	-836%	-57%
Interest expense, net	-7%	-9%	-10%
Change in purchase consideration liability	1%	—	—
Change in fair value of warrant liability	0%	6%	-7%
Change in fair value of sponsor earnout shares	1%	11%	0%
Loss before income taxes	-157%	-828%	-74%
(Benefit from) provision for income taxes	-3%	-12%	0%
Net loss after tax	-154%	-816%	-74%

(1) includes stock-based compensation expense as follows:

(as a percentage of total revenue)	Year Ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
Cost of revenue - subscription	0%	0%	0%
Cost of revenue - services	0%	0%	0%
Research and development	1%	1%	0%
Sales and marketing	1%	1%	1%
General and administrative	1%	2%	2%
Total stock-based compensation expense	3%	4%	3%

Revenue

	Successor		Predecessor
(dollars in thousands)	Year Ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
Subscription revenue	$89,308	$31,679	$27,946
Services revenue
Breach	138,782	54,791	—
Other services	5,210	1,916	1,291
Total services revenue	143,992	56,707	1,291
Total	$233,300	$88,386	$29,237

Revenue was $233.3 million for the year ended January 31, 2024, consisting of:

•
$89.3 million for subscription; and
•
$144.0 million for services, primarily made up of breach response services of $138.8 million.

Revenue was $88.4 million for the Successor Period, consisting of:

•
$31.7 million for subscription; and
•
$56.7 million for services, primarily made up of breach response services of $54.8 million.

Revenue was $29.2 million for the period February 1, 2022, to August 3, 2022, consisting of:

•
$27.9 million for subscription; and
•
$1.3 million for services.

Cost of Revenue, Gross Profit, and Gross Margin

	Successor		Predecessor
(dollars in thousands)	Year Ended January 31, 2024	August 4, 2022 through January 31, 2023	February 1, 2022 through August 3, 2022
Subscription cost of revenue	$44,137	$18,225	$8,349
Services cost of revenue	114,199	43,600	457
Total cost of revenue	158,336	61,825	8,806

Subscription gross profit	45,171	13,454	19,597
Services gross profit	29,793	13,107	834
Total gross profit	$74,964	$26,561	$20,431

Subscription gross margin	51%	42%	70%
Services gross margin	21%	23%	65%
Total gross margin	32%	30%	69%

Cost of revenue was $158.3 million for the year ended January 31, 2024, consisting of:

•
$44.1 million for subscription, primarily consisting of:
o
$19.6 million for amortization of acquired technology intangible assets;
o
$15.6 million for salaries, benefits, and other compensation related costs for employees that support the subscription platform, including $0.2 million of stock-based compensation;
o
$4.3 million for cloud infrastructure costs; and
o
$2.5 million for acquired data.
•
$114.2 million for services, primarily consisting of:
o
$67.4 million for acquired data;
o
$39.4 million for postage and notifications related expenses for breach response services;
o
$6.1 million for salaries, benefits and other compensation related costs for employees that deliver the Company's professional service offerings, including $0.1 million of stock-based compensation; and

Gross profit and gross profit margin for the year ended January 31, 2024, were $75.0 million and 32%, respectively. Gross profit and gross profit margin for subscription for the year ended January 31, 2024, were $45.2 million and 51%, respectively. Gross profit and gross profit margin for services for the year ended January 31, 2024, were $29.8 million and 21%, respectively.

Cost of revenue was $61.8 million for the Successor Period, consisting of:

•
$18.2 million for subscription, primarily consisting of:
o
$5.8 million for salaries, benefits, and other compensation related costs for employees that support the subscription platforms, including $0.1 million of stock based compensation;
o
$9.4 million for amortization of acquired technology intangible assets; and
o
$2.0 million for acquired data and software.
•
$43.6 million for services, primarily consisting of:
o
$32.7 million for acquired data;
o
$5.4 million for postage and notifications related expenses for breach response services; and

o
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

Cost of revenue was $8.8 million for the Predecessor Period, consisting of:

•
$8.3 million for subscription, primarily consisting of:
o
$5.5 million for salaries, benefits, and other compensation related costs for employees that support the subscription platforms; and
o
$1.7 million for acquired data and software.
•
$0.5 million for services, primarily consisting of:
o
$0.5 million for salaries, benefits and other compensation related costs for employees that deliver the Company's service offerings.

Gross profit and gross profit margin for the period February 1, 2022, to August 3, 2022, were $20.4 million and 69%, respectively. Gross profit and gross profit margin for subscription for the period February 1, 2022, to August 3, 2022, were $19.6 million and 70%, respectively. Gross profit and gross profit margin for services for the period February 1, 2022, to August 3, 2022, were $0.8 million and 65%, respectively.

Research and Development

	Successor		Predecessor
(dollars in thousands)	Year Ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
Research and development	$31,190	$12,134	$8,092

Research and Development cost was $31.2 million for the year ended January 31, 2024, primarily consisting of:

•
$26.4 million for salaries, benefits, and other compensation related costs for employees in software engineering and product development functions, including $1.6 million of stock-based compensation; and
•
$1.9 million for contractors to provide supplemental research and development efforts;
•
$1.7 million for acquired software and productivity tools; and
•
$0.8 million for cloud infrastructure costs.

Research and Development cost was $12.1 million for the Successor Period, primarily consisting of:

•
$10.0 million for salaries, benefits, and other compensation related costs for employees in software engineering and product development functions, including $0.5 million of stock-based compensation;
•
$0.9 million for contractors to provide supplemental research and development efforts;
•
$0.5 million for acquired software; and
•
$0.5 million for cloud infrastructure costs.

Research and Development cost was $8.1 million for the Predecessor Period, primarily consisting of:

•
$7.4 million for salaries, benefits, and other compensation related costs for employees in software engineering and product development functions, including $0.1 million of stock-based compensation;
•
$0.4 million for acquired software and productivity tools; and
•
$0.2 million for cloud infrastructure costs.

Sales and Marketing

	Successor		Predecessor
(dollars in thousands)	Year Ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
Sales and marketing	$73,790	$35,859	$18,516

Sales and marketing costs was $73.8 million for the year ended January 31, 2024, primarily consisting of:

•
$45.2 million for salaries, benefits, and other compensation related costs for employees in sales and marketing functions, including $1.6 million of stock-based compensation;
•
$23.3 million for amortization of acquired customer relationships intangibles assets;
•
$4.8 million for marketing programs including field events and online advertising;
•
$1.6 million for acquired software and productivity tools;
•
$1.4 million for travel expenses; and
•
$1.3 million for fees paid to third-party sellers;
•
partially offset by $(6.8) million in net capitalized deferred contract acquisition costs.

Sales and Marketing cost was $35.9 million for the Successor Period, primarily consisting of:

•
$19.1 million for salaries, benefits, and other compensation related costs for employees in sales and marketing functions, including $0.5 million of stock-based compensation;
•
$11.9 million for amortization of acquired customer relationships intangible assets;
•
$2.2 million for marketing programs including field events and online advertising;
•
$0.9 million for contractors to provide supplemental sales and marketing efforts; and
•
$0.8 million for fees paid to third party sellers

Sales and Marketing cost was $18.5 million for the Predecessor Period, primarily consisting of:

•
$13.2 million for salaries, benefits, and other compensation related costs for employees in sales and marketing functions, including $0.2 million of stock-based compensation;
•
$1.9 million for marketing programs including field events and online advertising;
•
$1.3 million for amortization of acquired customer relationships intangible assets;
•
$0.6 million for travel expenses; and
•
$0.6 million for acquired software and productivity tools.

General and Administrative

	Successor		Predecessor
(dollars in thousands)	Year Ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
General and administrative	$38,758	$18,218	$10,093

General and administrative costs was $38.8 million for the year ended January 31, 2024, primarily consisting of:

•
$16.2 million for salaries, benefits, and other compensation related costs for employees primarily in executive leadership, finance, accounting human resources, legal, and corporate IT, including $3.9 million of stock-based compensation;
•
$7.4 million for professional service fees, primarily legal, merger and acquisition, accounting, and audit services;
•
$3.6 million for amortization of acquired trade names intangible assets;
•
$3.6 million for insurance;
•
$2.9 million for rent and utilities costs primarily related to the Company's office leases; and
•
$1.7 million for depreciation of the Company's property and equipment.

General and Administrative cost was $18.2 million for the Successor Period, primarily consisting of:

•
$6.9 million for salaries, benefits, and other compensation related costs for employees primarily in executive leadership, finance, accounting human resources, legal, and corporate IT, including $1.4 million of stock-based compensation;
•
$5.0 million for professional service fees, primarily legal and audit services;
•
$1.9 million for amortization of acquired trade names intangible assets;
•
$1.7 million for insurance; and
•
$1.0 million for rent and utilities costs primarily related to the Company's office leases.

General and Administrative cost was $10.1 million for the period Predecessor Period, primarily consisting of:

•
$4.1 million for salaries, benefits, and other compensation related costs for employees primarily in executive leadership, finance, accounting human resources, legal, and corporate IT, including $0.5 million of stock-based compensation;
•
$3.4 million for professional service fees, primarily legal and audit services;
•
$0.8 million for rent and utilities costs primarily related to the Company's office leases; and
•
$0.4 million for amortization of acquired trade names intangible assets.

Goodwill Impairment

	Successor		Predecessor
(dollars in thousands)	Year Ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
Goodwill impairment	$284,240	$698,650	$—

The Company recorded an impairment charges totaling $284.2 million for the year ended January 31, 2024. The Company recorded $72.1 million as part of its annual test of goodwill as of October 31, 2023. The Company's estimate of the fair value of its single reporting unit of $572.7 million was below the carrying value of the reporting unit of $644.8 million as of October 31, 2023. The remaining $212.1 million was recorded as part of an interim test of goodwill. The Company's estimate of the fair value of its single reporting unit of $348.1 million was below the carrying value of the reporting unit of $560.2 million as of January 31, 2024.

The goodwill impairment charge was $698.7 million for the Successor Period. The Company completed an interim goodwill impairment assessment, which resulted in an estimated fair value of the Company's single reporting unit of $675.0 million. The estimated fair value of the reporting unit was below its carrying value of $1,373.7 million.

The Predecessor recognized no goodwill impairment charges for the period Predecessor Period.

Interest Expense, Net

	Successor		Predecessor
(dollars in thousands)	Year Ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
Interest expense, net	$15,202	$7,867	$2,965

Interest expense was $15.2 million for the year ended January 31, 2024. Interest expense was primarily consisted of $14.2 million for payment-in-kind interest at an annual rate of 8.75% on the Company's Convertible Notes, $2.1 million for variable and fixed rate interest on the Company's term loans, partially offset by $(1.2) million of interest income earned on the Company's cash balances.

Interest expense was $7.9 million for the Successor Period. Interest expense was primarily consisted of $6.6 million for payment-in-kind interest at an annual rate of 8.75% on the Company's Convertible Notes and $1.1 million for a prepayment penalty associated with the repayment of the Predecessor's notes payable to Orix Growth Capital, LLC.

Interest expense was $3.0 million for the period February 1, 2022, to August 3, 2022. Interest expense was primarily consisted of interest payments for the Predecessor's credit agreements with Stifel Bank and Orix Growth Capital, LLC.

Change in the Fair Market Value of Purchase Consideration Liability

	Successor		Predecessor
(dollars in thousands)	Year Ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
Change in fair value of purchase consideration liability	$2,456	$—	$—

The change in the fair market value of the Purchase Consideration Liability was a gain of $2.5 million for the year ended January 31, 2024. The decrease in the fair market value of the Purchase Consideration liability was primarily driven by the decrease in the public trading price of the Company's Common Stock from April 21, 2023, to January 31, 2024.

There was no gain or loss recognized for change in fair market value of the Purchase Consideration liability for the Successor period or the Predecessor Period, as the liability was initially recognized as part of the completion of the LookingGlass Acquisition on April 21, 2023.

Change in the Fair Market Value of Sponsor Earnout Shares

	Successor		Predecessor
(dollars in thousands)	Year Ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
Change in fair value of sponsor earnout shares	$2,053	$9,634	$—

The change in the fair market value of the Sponsor Earnout Shares was a gain of $2.1 million. The reduction in the fair market value of the Sponsor Earnout Shares liability was primarily driven by the reduction in the public trading price of the Company's Common Stock from February 1, 2023, to January 31, 2024.

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

There was no gain or loss recognized for change in fair market value of the Sponsor Earnout Shares for the Predecessor Period, as the liability for the Sponsor Earnout Shares was only recognized as part of the completion of the Business Combination on August 3, 2022.

Change in the Fair Market Value of Warrants

	Successor		Predecessor
(dollars in thousands)	Year Ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
Change in fair value of warrant liability	$(349)	$5,364	$(2,059)
The change in fair market value of warrants was a loss of $(0.3) million for the year ended January 31, 2024. The loss was due to a $(2.8) million loss on fair value of warrants that was recorded to adjust the settlement of warrants, partially offset by the change in fair value of the Company's Public Warrants and Private Warrants. The warrant liabilities were recorded at a fair value of $2.6 million as of January 31, 2023. The Company recorded a mark to market gain of $2.5 million reducing the liability to a fair value of $0.2 million as of January 31, 2024. The reduction in the fair value of the Company's warrant liabilities was driven by the reduction in the price of the Company's Public Warrants from February 1, 2023, to January 31, 2024. The Company's Private Warrants are economically similar to the Public Warrants and as such, use the price of the Company's Public Warrants as an indicator of fair value.

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

The change in fair market value of warrants was a loss of $(2.1) million for the Predecessor Period. The loss recognized during the Predecessor Period, reflected the increase in the estimated fair value of the Predecessor's common stock.

Provision for Income Taxes

	Successor		Predecessor
(dollars in thousands)	Year Ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
(Benefit from) provision for income taxes	$(7,746)	$(10,522)	$111

The benefit from income taxes was $7.7 million for the year ended January 31, 2024. The benefit was primarily due to the impact of pre-tax losses and the reduction of deferred tax liabilities associated with the amortization of intangible assets with no tax basis acquired through the Business Combination, partially offset by the impairment of non-deductible goodwill.

The benefit from income taxes was $10.5 million for the Successor Period. The benefit was primarily due to the impact of pre-tax losses and the reduction of deferred tax liabilities associated with the amortization of intangible assets with no tax basis acquired through the Business Combination, partially offset by the impairment of non-deductible goodwill.

Due to the sustained net losses, the Predecessor had recorded a full valuation allowance against all its deferred tax assets during the Predecessor Period. The provision for income taxes during the period Predecessor Period was related to income taxes of our foreign subsidiaries.

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

Services revenue, breach services: The typical breach services arrangement includes two performance obligations: notification and combined call center and identity protection services. The notification and combined call center and identity protection services are considered distinct performance obligations. Revenue is allocated to each performance obligation based on the SSP of each, using the relative selling price method of allocation. We apply judgment in determining SSP for our performance obligations utilizing our observable standalone sales, sales of bundled items when standalone sales are not available, and our overall pricing methodology. Revenue for the notification performance obligation is recognized when the notifications are sent and the identity protection service is recognized over the service period, which is typically 15 months. At inception of the contract, there is an element of variable consideration related to our estimate of the enrollment in the identify protection services call center as the actual amount is unknown until completion of the call center term.

Services revenue, all other: All of our services are considered distinct performance obligations when sold on a stand-alone basis. Revenue is generally recognized at the point in time when the professional service is delivered.

Sensitivity of Estimate to Change

We do not expect relative SSP estimates to change materially period to period.

Services revenue accounted for 62% of total revenue for the year ended January 31, 2024. Most breach services arrangements include performance obligations satisfied at both a point-in-time and over time. An assumed 10% relative shift in SSP estimates to point-in-time performance obligations versus over time would not cause a material increase in revenue for the year ended January 31, 2024.

Subscription revenue accounted for 38% of total revenue for the year ended January 31, 2024. Some customer arrangements include both subscription performance obligations that are satisfied over time and service-related performance obligations that are satisfied at a point-in-time. An assumed 10% relative shift in SSP estimates to point-in-time performance obligations versus over time would cause revenue to increase by less than $5.0 million for the year ended January 31, 2024.

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

Sensitivity of Estimate to Change

We do not expect the useful life estimate to deviate materially period to period. The decrease to amortization expense for the change of one year to the estimated life of our customer relationships would be approximately $3.8 million year ended January 31, 2024.

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

The impact to our financial statements for a change of one year to the estimated lives our acquired intangible assets would be approximately $8.1 million for the year ended January 31, 2024.

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

Sensitivity of Estimate to Change

As of October 31, 2023, the Company concluded that it was more likely than not that the estimated fair value of its reporting unit was less than its carrying value. Accordingly, in connection with its annual test as of November 1, 2023, the Company completed an annual goodwill impairment assessment. Based on our quantitative assessment the Company determined the fair value of the Company's single reporting unit as of October 31, 2023, was $572.7 million. As this amount was less than the reporting unit's carrying value of $644.8 million, we recorded a goodwill impairment charge of $72.1 million. The Company performed an interim goodwill impairment assessment as of January 31, 2024. The Company's estimate of the fair value of its single reporting unit of $348.1 million that was based on the enterprise value implied by Haveli Merger Agreement (see Note 18), was below the carrying value of the reporting unit of $560.2 million as of January 31, 2024. Accordingly, we recorded a goodwill impairment charge of $212.1 million.

Liquidity and Capital Resources

We have financed operations primarily through the sale of equity securities, borrowings under various security and loan agreements, and payments from customers. Our operating losses have been significant, as reflected in our accumulated deficit of $1,111.0 million as of January 31, 2024.

We believe that our cash on hand and the expected future cash flows from operations will be sufficient to meet our cash requirements for at least the twelve months following the date of this annual report. We began generating positive cash flows from operations during the second quarter of fiscal year 2024 and we expect this momentum to continue through fiscal year 2025.

Additional future sources of liquidity may come from the issuance of additional debt, exercise of warrants, and/or the issuance of new shares of Common Stock. In the case of additional debt, we are permitted by the indenture governing the Convertible Notes to issue no more than $50.0 million of senior debt. If we raise funds by issuing debt securities, such debt securities would have rights, preferences and privileges senior to those of holders of our Common Stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. For warrants, the Company will receive the proceeds from the cash exercise of any warrants. The aggregate proceeds of the exercise of all outstanding warrants, assuming cash exercise, would be $186.6 million. We believe the likelihood that warrant holders will exercise their warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the market price of our Common Stock. On March 13, 2024, the last reported sales price of our Common Stock on the Nasdaq Global Market was $1.11 per share. If the market price for our Common Stock is less than $11.50 per share, we believe the warrant holders will be unlikely to exercise their warrants. We may issue additional shares of our Common Stock or other equity securities of equal or senior rank in the future for investment or operational purposes. If we issue additional shares of Common Stock, dilution to our public shareholders may occur and the market price for our Common Stock may decrease and/or become more volatile. The amount, timing, and mix (be it debt or equity) of future amounts of liquidity will depend upon the judgment of management, the market price of our Common Stock, and prevailing interest rates, among other factors.

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

Cash Flows

The following table presents a summary of our cash flows for the year ended January 31, 2024:

(dollars in thousands)	Year Ended January 31, 2024
Cash, cash equivalents, and restricted cash at beginning of period	$47,649
Net cash used in operating activities	(12,041)
Net cash used in investing activities	(8,709)
Net cash used in financing activities	6,785
Foreign exchange translation adjustments	(219)
Cash, cash equivalents, and restricted cash at end of period	$33,465

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

Cash used in operating activities was $(12.0) million for the year ended January 31, 2024. The cash used in operating activities consisted of our net loss of $(356.3) million adjusted by non-cash reconciling items of $343.2 million and net cash outflows from changes in operating assets and liabilities of $0.5 million, primarily due to an increase in deferred revenue of $22.0 million, partially offset by an increase in deferred contract acquisition costs of $(6.9) million, an increase in accounts receivable of $(6.2) million, a decrease in accounts payable, accrued compensation, accrued expenses and other current liabilities of $(3.9) million, an increase in prepaid expense and other assets of $(2.0) million, and a decrease in operating lease liabilities of $(1.9) million.

Investing Activities

Cash used in investing activities was $(8.7) million for the year ended January 31, 2024. The cash used in investing activities primarily consisted of the net purchase price paid to complete the acquisition of LookingGlass of $(7.9) million, purchases of property and equipment of $(0.6) million, and $(0.2) million of capitalized software development costs.

Financing Activities

Cash provided by financing activities was $6.8 million for the year ended January 31, 2024. The cash provided by financing activities primarily consisted of the net proceeds from the amendment of the Stifel Note of $7.4 million, proceeds from the exercises of stock options of $0.3 million, partially offset by payments on the InfoArmor notes of $(0.9) million.

Debt Obligations

The following table presents a summary of our debt obligations as of January 31, 2024:

	As of January 31, 2024
(dollars in thousands)	Stated Interest Rate	Gross Balance	Unamortized Debt Discount	Unamortized Deferred Debt Issuance Costs	Net Carrying Value
Stifel Bank	9.50%	$22,500	$(83)	$(52)	$22,365
InfoArmor	5.50%	1,406	—	—	1,406
Convertible notes	7.00% Cash / 8.75% PIK	170,738	—	(77)	170,661
Alsop Louie Convertible Note	6.00%	3,333	—	—	3,333
		$197,977	$(83)	$(129)	$197,765

				Current portion of long-term debt	$938
				Long-term debt	196,827
					$197,765

Material Cash Requirements

Our material cash requirements are associated with repayment of debt and obligations associated with non-cancelable contracts for the purchase of goods and third-party services and operating leases. We expect to satisfy these cash requirements through the cash available on our balance sheet.

The following table summarizes current and long-term material cash requirements as of January 31, 2024:

	As of January 31, 2024
(dollars in thousands)	Thereafter	Less than 1 year	1-3 years	3-5 years	Total
Operating leases (1)	$—	$1,919	$2,180	$82	$4,181
Purchase commitments (2)	—	74,529	198	—	74,727
Debt repayments	—	938	196,977	—	197,915
Total	$—	$77,386	$199,355	$82	$276,823

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

The following table provides a reconciliation of our US GAAP gross profit to our non-GAAP gross profit and of our US GAAP gross margin to our non-GAAP gross margin, for the year ended January 31, 2024:

(dollars in thousands)	Year ended January 31, 2024
Revenue	$233,300
Gross profit	74,964
Add: Stock-based compensation expense	330
Add: Amortization of acquired intangible assets	19,603
Non-GAAP gross profit	$94,897
Gross margin	32%
Non-GAAP gross margin	41%

Subscription Non-GAAP Gross Profit and Non-GAAP Gross Margin

We define subscription non-GAAP gross profit and subscription non-GAAP gross margin as US GAAP subscription gross profit and US GAAP subscription gross margin, respectively, excluding stock-based compensation expense and amortization of acquired intangible assets.

The following table provides a reconciliation of our US GAAP subscription gross profit to our non-GAAP subscription gross profit and of our US GAAP subscription gross margin to our non-GAAP subscription gross margin, for the year ended January 31, 2024:

(dollars in thousands)	Year ended January 31, 2024
Subscription revenue	$89,308
Subscription gross profit	45,171
Add: Stock-based compensation expense	219
Add: Amortization of acquired intangible assets	19,603
Non-GAAP subscription gross profit	$64,993
Subscription gross margin	51%
Non-GAAP subscription gross margin	73%

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

The following table provides a reconciliation of our US GAAP services gross profit to our non-GAAP services gross profit and of our US GAAP services gross margin to our non-GAAP services gross margin, for the year ended January 31, 2024:

(dollars in thousands)	Year ended January 31, 2024
Services revenue	$143,992
Services gross profit	29,793
Add: Stock-based compensation expense	111
Non-GAAP services gross profit	$29,904
Services gross margin	21%
Non-GAAP services gross margin	21%

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

The following table provides a reconciliation of our US GAAP net loss from operations to our non-GAAP loss from operations, for the year ended January 31, 2024:

(dollars in thousands)	Year ended January 31, 2024
Loss from operations	$(353,014)
Add: Stock-based compensation expense	7,525
Add: Amortization of acquired intangible assets	46,490
Add: De-Spac adjustment	(3,147)
Add: Goodwill impairment	284,240
Non-GAAP loss from operations	$(17,906)

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

The following table presents a reconciliation of net cash used in operating activities to free cash flow for the year ended January 31, 2024:

(dollars in thousands)	Year ended January 31, 2024
Net cash used in operating activities	$(12,041)
Less: Purchases of property and equipment	(600)
Less: Capitalized software	(217)
Free cash flow	$(12,858)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF ID EXPERTS HOLDINGS, INC.

The following discussion and analysis of ID Experts Holdings, Inc. (IDX) financial condition and results of operations should be read in conjunction with its Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

Breach Revenue, Membership Services, and Total Revenue

The tables below present IDX’s key performance indicators for the periods indicated (in thousands):

January 1, 2022, to August 3, 2022
Breach revenue (1)	$64,078
Membership services (1)	2,680
Total revenue	$66,758

Breach customers (2)	1,443
Membership customers (2)	197

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

The following table sets forth the Consolidated Statements of Income in dollar amounts and as a percentage of total revenue (dollars in thousands):

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

Cost of Revenue

Cost of revenue was $52.3 million for the period January 1, 2022, to August 3, 2022.

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

Provision for Income Taxes

Income tax benefit was $0.7 million for the period January 1, 2022, to August 3, 2022.

Cash Flows

The following table summarizes IDX’s cash flows:

(in thousands)	January 1, 2022, to August 3, 2022
Net cash used in operating activities	$(1,293)
Net cash used in investing activities	(44)
Net cash used in financing activities	$(365)

Operating Activities

Net cash used in operating activities during the period January 1, 2022, to August 3, 2022, was $(1.3) million. IDX’s net loss of $0.9 million for the period January 1, 2022, to August 3, 2022, was adjusted for net non-cash charges of $(0.7) million and net cash inflows of $0.3 million from changes in operating assets and liabilities. Changes in working capital amounts resulted primarily from an increase in accounts receivable of $1.8 million an increase in capitalized contract costs of $(0.9) million, partially offset by an increase in accrued expenses and other liabilities of $1.8 million and an increase in deferred revenue of $1.2 million.

Investing Activities

Net cash used in investing activities for the period January 1, 2022, to August 3, 2022, was insignificant. These cash outflows were for purchases of property and equipment.

Financing Activities

Net cash used in financing activities for the period January 1, 2022, to August 3, 2022, was $(0.4) million. Net cash used in financing activities was comprised of principal payments in the amount of $(0.6) million, partially offset by cash provided by warrant and option exercises of $0.2 million.

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

Critical Accounting Policies and Estimates

IDX’s financial statements are prepared in accordance with U.S. GAAP. The preparation of these financial statements requires IDX to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as related disclosures. IDX evaluates its estimates and assumptions on an ongoing basis. Estimates are based on historical experience and various other assumptions that IDX believes to be reasonable under the circumstances. Actual results could differ from these estimates. The critical accounting policies, assumptions, and judgments that IDX believes have the most significant impact on the IDX Consolidated Financial Statements are described below.

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

IDX is required to estimate the total consideration expected to be received from contracts with customers, including any variable consideration. Once the estimated transaction price is established, amounts are allocated to performance obligations on a relative SSP basis. IDX’s breach business derives revenue from two main performance obligations: (i) notification and (ii) combined call center and identity protection services, as described further in Note 2 to the IDX Consolidated Financial Statements included in this Annual Report.

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

Contract Costs

IDX capitalizes costs to obtain a contract or fulfill a contract. These costs are recorded as capitalized contract costs on the Consolidated Balance Sheets. Costs to obtain a contract for a new customer are amortized on a straight-line basis over the estimated period of benefit. IDX determines the estimated period of benefit by taking into consideration the contractual term. IDX periodically reviews the carrying amount of the capitalized contract costs to determine whether events or changes in circumstances have occurred that could affect the period of benefit. Amortization expense associated with costs to fulfill a contract is recorded to cost of services on the Consolidated Statements of Income, and amortization expense associated with costs to obtain a contract (sales commissions) is recorded to sales and marketing expense.

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

IDX recognizes the effect of income tax positions only if those positions are more likely than not of being sustained in the event of a tax audit. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense. Penalties and interest of $0.1 million have been accrued to expense as of August 3, 2022, and are discussed further in Note 6 in the notes to the consolidated financial statements.

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

Interest Rate Risk

As of January 31, 2024, we had $198.0 million of outstanding borrowings for our Convertible Notes and term loans. As part of the Business Combination completed on August 3, 2022, we obtained $150 million of Convertible Notes. The Convertible Notes have a fixed interest rate of 7.0%, if interest is paid in cash, or 8.75% if interest is paid in-kind. Of our notes outstanding after completion of the Business Combination, the Convertible Notes and InfoArmor note have fixed interest rates and the Stifel Bank note has a variable interest rate that would subject us to interest rate fluctuations.

We do not believe a hypothetical 10% increase or decrease in interest rates would have had a material impact on our financial statements as it is only the Stifel Bank note that is subject to a variable interest rate.

Foreign Currency Risk

To date, the majority of our sales contracts have been denominated in U.S. dollars (USD) with a limited number of contracts denominated in foreign currencies. Revenue denominated in non-USD was approximately 3% for fiscal year 2024. Operating expenses within the United States are primarily denominated in U.S. Dollars, while operating expenses incurred outside the United States are primarily denominated in each country’s respective local currency.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ZeroFox Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ZeroFox Holdings, Inc. and subsidiaries (the Company) as of January 31, 2024 and 2023, and the related consolidated statements of comprehensive loss, changes in consolidated statements of stockholders’ equity (deficit), and cash flows for the period ended January 31, 2024 and the period from August 4, 2022 to January 31, 2023 (collectively referred to as the “the Successor”) and the related consolidated statements of operations, changes in consolidated statements of redeemable convertible preferred stock and stockholders’ deficit, and cash flows for the period February 1, 2022 to August 3, 2022 (collectively referred to as “the Predecessor”), along with the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for the Successor and Predecessor periods, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

McLean, Virginia

March 15, 2024

We have served as the Company’s auditor since 2014.

ZeroFox Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

	January 31,	January 31,
(in thousands, except share data)	2024	2023

Assets
Current assets:
Cash and cash equivalents	$33,149	$47,549
Accounts receivable, net of allowance for doubtful accounts	38,923	29,609
Deferred contract acquisition costs, current	5,351	5,456
Prepaid expenses and other assets	8,202	5,300
Total current assets	85,625	87,914

Property and equipment, net of accumulated depreciation	1,198	671
Capitalized software, net of accumulated amortization	342	253
Deferred contract acquisition costs, net of current portion	4,755	7,751
Acquired intangible assets, net of accumulated amortization	233,854	262,444
Goodwill	134,100	406,608
Operating lease right-of-use assets	3,553	720
Other assets	1,410	550
Total assets	$464,837	$766,911

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,772	$3,099
Accrued compensation, accrued expenses, and other current liabilities	17,126	18,751
Current portion of long-term debt	938	15,938
Deferred revenue, current	79,406	47,977
Operating lease liabilities, current	1,638	406
Total current liabilities	101,880	86,171

Deferred revenue, net of current portion	7,440	5,981
Long-term debt, net of deferred financing costs	196,827	157,843
Other liabilities	11,310	27,618
Operating lease liabilities, net of current portion	2,111	427
Total liabilities	319,568	278,040

Commitments and contingencies (Note 16)

Stockholders' equity
Common stock, $0.0001 par value; 1,000,000,000 authorized shares; 124,639,135 and 118,190,135 shares issued and outstanding, respectively	12	12
Additional paid-in capital	1,256,593	1,243,637
Accumulated deficit	(1,110,987)	(754,677)
Accumulated other comprehensive loss	(349)	(101)
Total stockholders’ equity	145,269	488,871

Total liabilities and stockholders' equity	$464,837	$766,911

See notes to consolidated financial statements.

ZeroFox Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

	Successor		Predecessor
(in thousands, except share and per share data)	Year ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022

Revenue
Subscription	$89,308	$31,679	$27,946
Services	143,992	56,707	1,291
Total revenue	233,300	88,386	29,237

Cost of revenue
Subscription	44,137	18,225	8,349
Services	114,199	43,600	457
Total cost of revenue	158,336	61,825	8,806

Gross profit	74,964	26,561	20,431

Operating expenses
Research and development	31,190	12,134	8,092
Sales and marketing	73,790	35,859	18,516
General and administrative	38,758	18,218	10,093
Goodwill impairment	284,240	698,650	—
Total operating expenses	427,978	764,861	36,701

Loss from operations	(353,014)	(738,300)	(16,270)

Other (expense) income
Interest expense, net	(15,202)	(7,867)	(2,965)
Change in fair value of purchase consideration liability	2,456	—	—
Change in fair value of warrant liability	(349)	5,364	(2,059)
Change in fair value of sponsor earnout shares	2,053	9,634	—
Total other (expense) income	(11,042)	7,131	(5,024)
Loss before income taxes	(364,056)	(731,169)	(21,294)

(Benefit from) provision for income taxes	(7,746)	(10,522)	111

Net loss after tax	$(356,310)	$(720,647)	$(21,405)
Net loss per share attributable to common stockholders, basic and diluted	$(2.88)	$(6.17)	$(0.50)
Weighted-average shares used in computation of net loss per share attributable to common stockholders, basic and diluted:	123,813,143	116,862,277	43,041,209

Other comprehensive (loss) income
Foreign currency translation	(248)	(101)	36
Total other comprehensive (loss) income	(248)	(101)	36

Total comprehensive loss	$(356,558)	$(720,748)	$(21,369)

See notes to consolidated financial statements.

ZeroFox Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

									Accumulated
							Additional		Other
(in thousands, except for share data)	L&F Class A Ordinary Shares		L&F Class B Ordinary Shares		Common Stock		Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity
Balance—February 1, 2023	—	$—	—	$—	118,190,135	$12	$1,243,637	$(754,677)	$(101)	$488,871
Stock-based compensation expense	—	—	—	—	—	—	7,525	—	—	7,525
Exercise of options	—	—	—	—	1,003,474	—	298	—	—	298
Vesting of restricted stock units	—	—	—	—	1,635,418	—	—	—	—	-
Issuance of common stock to partially satisfy purchase consideration liability	—	—	—	—	3,810,108	—	2,647	—	—	2,647
Other	—	—	—	—	—	—	2,486	—	—	2,486
Net loss	—	—	—	—	—	—	—	(356,310)	—	(356,310)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(248)	(248)
Balance—January 31, 2024	—	$—	—	$—	124,639,135	$12	$1,256,593	$(1,110,987)	$(349)	$145,269

									Accumulated
							Additional		Other
(in thousands, except for share data)	L&F Class A Ordinary Shares		L&F Class B Ordinary Shares		Common Stock		Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' (Deficit) Equity
Balance—August 3, 2022	1,006,002	$—	4,312,500	$—	—	$—	$10,205	$(34,030)	$—	$(23,825)
Conversion to ZeroFox Holdings, Inc. Common Stock	(1,006,002)	—	(4,312,500)	—	5,318,502	1	—	—	—	1
Issuance of Common Stock to holders of ZeroFox, Inc.	—	—	—	—	82,030,308	8	898,224	—	—	898,232
Issuance of Common Stock to holders of IDX	—	—	—	—	27,849,942	3	304,954	—	—	304,957
Issuance of Common Stock to PIPE Subscribers	—	—	—	—	2,000,000	—	20,000	—	—	20,000
Exercise of warrants	—	—	—	—	784,907	—	7,632	—	—	7,632
Stock-based compensation expense	—	—	—	—	—	—	2,500	—	—	2,500
Exercise of options	—	—	—	—	206,476	—	122	—	—	122
Net loss	—	—	—	—	—	—	—	(720,647)	—	(720,647)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(101)	(101)
Balance—January 31, 2023	—	$—	—	$—	118,190,135	$12	$1,243,637	$(754,677)	$(101)	$488,871

See notes to consolidated financial statements.

ZeroFox Holdings, Inc. and Subsidiaries

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit

	Redeemable Convertible Preferred Stock																								Accumulated
	Series E		Series D-2		Series D-1		Series D		Series C-1		Series C		Series B		Series A		Series Seed		Total				Additional		Other
(in thousands, except for share data)	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders' Deficit
Balance—January 31, 2022	15,227,437	$33,248	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,376,115	$13,979	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	120,582,575	$132,229	42,892,927	$—	$3,873	$(156,820)	$(201)	$(153,148)
Exercise of warrants	539,576	3,043	—	—	—	—	—	—	506,490	2,857	—	—	—	—	—	—	—	—	1,046,066	5,900
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	862	—	—	862
Exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	392,450	—	104	—	—	104
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(21,405)	—	(21,405)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	36	36
Balance—August 3, 2022	15,767,013	$36,291	993,868	$1,451	5,878,303	$8,171	13,871,547	$21,067	11,882,605	$16,836	21,124,699	$19,899	26,914,949	$22,047	15,997,285	$10,159	9,198,372	$2,208	121,628,641	$138,129	43,285,377	$—	$4,839	$(178,225)	$(165)	$(173,551)

See notes to consolidated financial statements.

ZeroFox Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Successor		Predecessor
(in thousands)	Year ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
Cash flows from operating activities:
Net loss	$(356,310)	$(720,647)	$(21,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	284,240	698,650	—
Depreciation and amortization	1,703	366	322
Amortization of software development costs	129	25	321
Amortization of acquired intangible assets	46,490	23,056	1,604
Amortization of right-of-use assets	1,802	526	—
Amortization of deferred debt issuance costs	117	24	229
Stock-based compensation	7,525	2,500	862
Loss on sale of asset	(4)	—	—
Provision for bad debts	118	32	(7)
Change in fair value of warrants	349	(5,364)	2,059
Change in fair value of contingent consideration	(2,456)	—	—
Change in fair value of sponsor earnout shares	(2,053)	(9,634)	—
Deferred taxes	(9,140)	(10,992)	—
Noncash interest expense	14,353	6,564	303
Changes in operating assets and liabilities:
Accounts receivable	(6,198)	(3,736)	3,643
Deferred contract acquisition costs	(6,890)	(1,267)	(109)
Prepaid expenses and other assets	(1,992)	(187)	(1,498)
Accounts payable, accrued compensation, accrued expenses, and other current liabilities	(3,913)	(8,274)	(3,073)
Operating lease liabilities	(1,949)	(413)	—
Deferred revenue	22,038	1,365	2,926
Net cash used in operating activities	(12,041)	(27,406)	(13,823)
Cash flows from investing activities:
Proceeds from the Trust Account	—	34,864	—
Business acquisition - IDX, net of cash acquired	—	(49,803)	—
Business acquisition - ZeroFox, net of cash acquired	—	(48,369)	—
Business acquisition - Lookingglass, net of cash acquired	(7,892)	—	—
Purchases of property and equipment	(600)	(313)	(245)
Capitalized software	(217)	(278)	(501)
Net cash used in investing activities	(8,709)	(63,899)	(746)
Cash flows from financing activities:
Proceeds from issuance of convertibles notes, net of issuance costs	—	149,872	—
Proceeds from the PIPE	—	20,000	—
Exercise of stock options	298	122	104
Proceeds from issuance of debt, net of issuance costs	7,425	—	7,412
Repurchase of class A ordinary shares	—	(24,626)	—
Payment of deferred underwriting fee	—	(6,054)	—
Repayment of debt	(938)	(469)	(469)
Net cash provided by financing activities	6,785	138,845	7,047
Foreign currency translation adjustment	(219)	(101)	54
Net change in cash, cash equivalents, and restricted cash	(14,184)	47,439	(7,468)
Cash, cash equivalents, and restricted cash, beginning of period	47,649	210	10,374
Cash, cash equivalents, and restricted cash, end of period	$33,465	$47,649	$2,906
Supplemental Cash Flow Information:
Cash paid for interest	$2,021	$625	$2,266
Cash paid for income taxes	1,913	75	50
Non-cash investing and financing activities:
Issuance of common stock to partially satisfy purchase consideration liability	$2,647	$—	$—
Accrual of purchase consideration liability in connection with business acquisition	9,466	—	—
Exercise of warrants	—	(7,632)	(5,900)
Issuance of warrants along with issuance of debt	126	—	519
Convertible note issued in connection with business acquisition	3,333	—	—
Operating lease liabilities arising from obtaining right-of-use assets	3,895	—	—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	Successor		Predecessor
	January 31, 2024	January 31, 2023	August 3, 2022
Cash and cash equivalents	$33,149	$47,549	$2,806
Restricted cash included in other assets	316	100	100
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$33,465	$47,649	$2,906

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

On August 3, 2022 (the "Closing Date"), L&F, ZeroFox, Inc., and ID Experts Holdings, Inc. ("IDX"), consummated the business combination (the Business Combination) as contemplated by the Business Combination Agreement, dated as of December 17, 2021. In connection with the finalization of the Business Combination, L&F changed its name to ZeroFox Holdings, Inc. and changed its jurisdiction of incorporation from the Cayman Islands to the state of Delaware. The Company changed its fiscal year end to January 31.

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

The Company provides data breach response services and associated identity and privacy protection services, including prevention, detection, forensic services, notification, and recovery assistance.

On February 6, 2024, the Company entered into a definitive agreement to be acquired by Haveli Investments L.P., a technology-focused private equity firm. Upon the closing of the transaction, the Company’s Common Stock will be delisted from The Nasdaq Stock Market LLC and deregistered under the Securities Exchange Act of 1934, as amended. The announced transaction is discussed further in Note 18.

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

2: Summary of Significant Accounting Policies

Basis of Presentation

As result of the Business Combination, the Company evaluated if L&F, ZeroFox, or IDX is the predecessor for accounting purposes. The Company considered the application of Rule 405 of Regulation C, the interpretative guidance of the staff of the United States Securities and Exchange Commission ("SEC"), including factors for the Registrant to consider in determining the predecessor, and analyzed the following: (1) the order in which the entities were acquired, (2) the size of the entities, (3) the fair value of the entities, (4) the historical and ongoing management structure, and (5) how management discusses the Company's business in our Form 10-Q and Form 10-K filings. In considering the foregoing principles of predecessor determination in light of the Company's specific facts and circumstances, management determined that ZeroFox, Inc. is the predecessor for accounting purposes. The financial statement presentation includes the financial statements of ZeroFox, Inc. as “Predecessor” for periods prior to the Closing Date and the financial statements of the Company as “Successor” for the period after the Closing Date, including the consolidation of ZeroFox, Inc. and IDX. The predecessor financial statements for IDX are included separately within this report. Refer to Note 5 for further discussion on the Business Combination.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") as set forth by the Financial Accounting Standards Board ("FASB"). References to US GAAP issued by the FASB in these notes to the consolidated financial statements are to the FASB Accounting Standards Codifications ("ASC").

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with US GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities within these consolidated financial statements. Significant estimates and judgments include but are not limited to: (1) revenue recognition, (2) capitalization of internally developed software costs, (3) fair value of stock-based compensation, (4) valuation of assets acquired and liabilities assumed in business combinations, (5) useful lives of contract acquisition costs and intangible assets, (6) evaluation of goodwill and long lived assets for impairment, (7) valuation of warrants and the Sponsor Earnout Shares (see Note 11), (8) fair value of the purchase consideration liability (see Note 11), and (9) valuation allowances associated with deferred tax assets. The Company bases its estimates and assumptions on historical experience, expectations, forecasts, and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may differ from results of prior periods.

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

The Company generates breach response revenue primarily from various combinations of notification, project management, communication services, and ongoing identity protection services. Performance periods generally range from one to three years. The Company’s breach response contracts are structured as either fixed price or variable price. In fixed price contracts, the Company charges a fixed total price or fixed individual price for the total combination of services. For variable price breach services contracts, the Company charges the breach communications component, which includes notifications and call center, at a fixed total fee, and the Company charges the ongoing identity protection services as incurred using a fixed price per enrollment. The Company generally bills for fixed fees at the time the contract is executed. For larger contracts, the Company bills 50% at the time the contract is executed and the remaining 50% within 30 days of contract execution. For variable price breach contracts, the Company invoices for identity protection services monthly based on actual enrollments.

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

Timing of Revenue Recognition

The table below provides revenue earned by timing of revenue for the year ended January 31, 2024, the Successor Period, and the Predecessor Period (in thousands).

	Successor		Predecessor
Revenue Recognition Timing	Year ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
Over time	$185,345	$79,025	$27,946
Point in time	47,955	9,361	1,291
Total	$233,300	$88,386	$29,237

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

Advertising

Advertising costs, which are expensed and included in sales and marketing expense in the period incurred were $1.3 million, $0.4 million, and $0.5 million during the year ended January 31, 2024, the Successor Period, and the Predecessor Period, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken, or expected to be taken, in a tax return, as well as guidance on derecognition, classification, interest, penalties, and consolidated financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company remains subject to examination by U.S. federal and various state tax authorities for the fiscal years 2020 through 2023, and may be further extended upon the utilization of NOL carryforwards.

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

Significant estimates in valuing certain identifiable assets include, but are not limited to, the selection of valuation methodologies, future expected cash flows, discount rates, and useful lives. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Acquisition costs, such as legal and consulting fees, are expensed as incurred and are included in general and administrative expenses in the consolidated statements of comprehensive loss. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of comprehensive loss. See Note 5 for additional information regarding the Business Combination.

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

The Company considered qualitative factors that would indicate if the fair value of the Company's single reporting unit had declined below its carrying value, including the decline in the price of the Company's Common Stock, market conditions, and macroeconomic factors. Based on this qualitative analysis, the Company concluded that interim tests of goodwill impairment were required.

The Company recorded impairment charges totaling $284.2 million during the year ended January 31, 2024, and $698.7 million during the Successor Period. The Company performed an annual quantitative assessment of the fair value of the Company's single reporting unit and determined its fair value to be $572.7 million as of October 31, 2023. As the carrying value of the reporting unit was $644.8 million prior to the recognition of the impairment charge, which was above the estimated fair value of the reporting unit, the Company recorded a goodwill impairment charge $72.1 million. The remaining $212.1 million was recorded as part of the interim test of goodwill as of January 31, 2024 based on the fair value implied by the Haveli Merger Agreement. The Company's estimate of the fair value of its single reporting unit of $348.1 million as of January 31, 2024, was below the carrying value of the reporting unit of $560.2 million.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with finite lives, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of the assets is measured by a comparison of the carrying amount of an asset or asset group to the future undiscounted cash flows expected to be generated by the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the asset or asset group. As of January 31, 2024, management does not believe any long-lived assets are impaired and has not identified any assets as being held for disposal.

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

Sponsor Earnout Shares

The Company analyzed the terms of the Sponsor Earnout Shares (see Note 11) and determined they are within the scope of ASC 815. The Company determined that the Sponsor Earnout Shares do not meet the requirements to be recognized as an equity instrument as the Company could not conclude the Sponsor Earnout Shares are indexed to the Company's own equity. Therefore, the Company recognizes the Sponsor Earnout Shares as a liability recorded at fair value.

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

As of January 31, 2024 and 2023, the Company had outstanding Public Warrants and Private Warrants. The Company measured its Public Warrants based on a Level 1 input, the public price for the Company's warrants traded on Nasdaq(ticker ZFOXW). The Company measured a portion of its Private Warrants based on a Level 2 input, the same price for the Company's Public Warrants traded on Nasdaq. The Company analyzed the terms and features of the Private Warrants and determined that they were economically similar to the Public Warrants.

As of January 31, 2024, the Company measured the Stifel Warrant issued in connection with the LookingGlass Acquisition (see Note 5) based on Level 3 inputs.

The assumptions used to value all warrants are described in Note 11.

The Company measured the liability for Sponsor Earnout Shares using Level 3 inputs. The methodology and assumptions used to measure the Sponsor Earnout Shares are described in Note 11.

A summary of the changes in the fair value of warrants for the year ended January 31, 2024, the Successor Period, the Predecessor Period, respectively, is as follows (in thousands):

	Successor

	Public	Private
Warrant liability - February 1, 2023	$1,373	$1,208
Issuance of warrants	—	126
Gain due to change in fair value of warrants	(1,297)	(1,190)
Warrant liability - January 31, 2024	$76	$144

Warrant liability - August 4, 2022	$4,226	$11,351
Exercise of warrants	—	(7,632)
Gain due to change in fair value of warrants	(2,853)	(2,511)
Warrant liability - January 31, 2023	$1,373	$1,208

		Predecessor

Warrant liability - January 31, 2022		$10,709
Issuance of warrants		519
Exercise of warrants		(5,900)
Loss due to change in fair value of warrants		2,059
Warrant liability - August 3, 2022		$7,387

The Stifel Warrant is included in the Private Warrants column in the table above as of January 31, 2024.

The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity terms of these instruments.

The carrying amount of the Stifel Note (see Note 10) approximates fair value due to the short duration of time that has elapsed since the amendment to the loan and security agreement. The carrying amount of the Alsop Louie Convertible Note (see Note 10) approximates fair value due to the short duration of time that has elapsed since the note has been issued.

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

Concentration of Revenue and Accounts Receivable

For the year ended January 31, 2024, one individual customer accounted for 35% of total consolidated revenue. For the period August 4, 2022, to January 31, 2023, one individual customer accounted for 47% of total consolidated revenue. For the period February 1, 2022, to August 3, 2022, there was no individual customer that accounted for 10% or more of total consolidated revenue.

As of January 31, 2024 and 2023, one customer represented 18% and 23% of total accounts receivable, respectively.

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

	January 31, 2024	January 31, 2023
Accounts receivable, billed	$30,912	$22,296
Accounts receivable, unbilled	8,212	7,458
Less: Allowance for doubtful accounts	(201)	(145)
Accounts receivable, net	$38,923	$29,609

The allowance for doubtful accounts reflects the Company’s estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Activity in the allowance for doubtful accounts for the year ended January 31, 2024, and the Successor Period, was as follows (in thousands):

	January 31, 2024	January 31, 2023
Balance at beginning of period	$145	$133
Charged to cost and expenses	118	32
Write-offs and recoveries	(62)	(20)
Balance at end of period	$201	$145

Deferred Contract Acquisition Costs

Contract acquisition costs are primarily related to sales commissions earned by our sales force and such costs are considered incremental costs to obtain a contract. Sales commissions for initial contracts are deferred and then amortized taking into consideration the pattern of transfer to which the asset relates and may include expected renewal periods where renewal commissions are not commensurate with the initial commissions period. The Company typically recognizes the initial commissions over the longer of the customer relationship (generally estimated to be four to six years) or over the same period as the initial revenue arrangement to which these costs relate. Renewal commissions not commensurate with the initial commissions paid are generally amortized over the renewal period. Commissions earned for professional services related to breach arrangements are amortized on a straight-line basis over the estimated period of benefit of 15 months. Commissions earned for professional services related to subscription arrangements for new customers are amortized over the customer relationship (generally estimated to be four to six years). Commissions earned for professional services related to renewed subscription arrangements are amortized over the term of the arrangement.

A summary of deferred contract acquisition costs activity for the year ended January 31, 2024, and the Successor Period, is as follows (in thousands):

Deferred contract acquisition costs - February 1, 2023	$13,207
Purchase accounting adjustment	(8,834)
Capitalization of contract acquisition costs	12,334
Amortization of deferred contract acquisition costs	(6,601)
Deferred contract acquisition costs - January 31, 2024	$10,106

Deferred contract acquisition costs, current	$5,351
Deferred contract acquisition costs, net of current portion	4,755
Deferred contract acquisition costs - January 31, 2024	$10,106

Deferred contract acquisition costs - August 4, 2022	$12,091
Capitalization of contract acquisition costs	4,915
Amortization of deferred contract acquisition costs	(3,799)
Deferred contract acquisition costs - January 31, 2023	$13,207

Deferred contract acquisition costs, current	$5,456
Deferred contract acquisition costs, net of current portion	7,751
Deferred contract acquisition costs - January 31, 2023	$13,207

Deferred Contract Fulfilment Costs

Contract fulfilment costs relate to costs to operate the call center for our breach customer contracts and such costs are considered incremental costs to fulfil a contract. These costs are deferred and then amortized taking into consideration the pattern of transfer to which the asset relates. As the contract fulfilment costs relate to the combined call center and monitoring service performance obligation, they are amortized over a period of 15 months. Deferred contract fulfilment costs that will be amortized during the next twelve months is included in prepaid expenses and other assets, and the remaining portion is included in other assets on the Consolidated Balance Sheet.

As of January 31, 2024, deferred contract fulfilment costs were $1.9 million and are included in prepaid expenses and other assets. As of January 31, 2023, deferred contract fulfilment costs were $0.9 million, of which $0.8 million is included in prepaid expenses and other assets and $0.1 million is included in other assets. Amortization expense, which is included in cost of revenue, was $3.9 million and $0.3 million for the year ended January 31, 2024, and the Successor Period, respectively.

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

The estimated useful lives for significant property and equipment categories are as follows:

Asset Classification	Estimated Useful Life
Computer hardware and purchased software	2 - 3 years
Furniture and fixtures	3 - 7 years
Leasehold improvements	Lesser of lease term or useful life

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

The Company’s capitalized software development costs were $0.2 million, $0.3 million, and $0.5 million for the year ended January 31, 2024, the Successor Period, and the Predecessor Period, respectively. Amortization expense, which is included in cost of revenue, was $0.1 million, $0.02 million, and $0.3 million, for the year ended January 31, 2024, the Successor Period, and the Predecessor Period, respectively.

Future amortization expense for software development costs capitalized as of January 31, 2024, is as follows (in thousands):

2025	$165
2026	138
2027	39
Total	$342

Transaction Fees

All transaction fees and expenses associated with the Business Combination were expensed as incurred. Accordingly, the Company recorded approximately $1.2 million of professional and other transaction fees related to the Business Combination in general and administrative expenses in the Consolidated Statement of Comprehensive Loss for the Successor Period. The Predecessor recorded approximately $3.2 million of professional and other transaction fees related to the Business Combination in general and administrative expenses in the Consolidated Statement of Comprehensive Loss for the Predecessor Period.

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

All transaction fees and expenses associated with the LookingGlass Acquisition (see Note 5) were expensed as incurred. Accordingly, the Company recorded approximately $1.6 million of professional and other transaction fees related to the business acquisition of LookingGlass in general and administrative expenses in the Consolidated Statement of Comprehensive Loss for the year ended January 31, 2024.

All transaction fees and expenses associated with the Haveli Merger Agreement (see Note 18) were expensed as incurred. Accordingly, the Company recorded approximately $0.9 million of professional and other transaction fees related to the Merger Agreement in general and administrative expenses in the Consolidated Statement of Comprehensive Loss for the year ended January 31, 2024.

Deferred Revenue

Deferred revenue represents amounts billed for which revenue has not yet been recognized. Deferred revenue that will be recognized during the next twelve months is recorded as current deferred revenue, and the remaining portion is recorded as deferred revenue, net of current portion.

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

For the year ended January 31, 2024, the Successor Period, and the Predecessor Period, deferred debt issuance costs consisted of the following (in thousands):

Successor

Deferred debt issuance costs - February 1, 2023	$127
Direct costs paid	201
Amortization of debt issuance costs	(117)
Deferred debt issuance costs - January 31, 2024	$211

Deferred debt issuance costs - August 4, 2022	$120
Direct costs paid	31
Amortization of debt issuance costs	(24)
Deferred debt issuance costs - January 31, 2023	$127

Predecessor

Deferred debt issuance costs - January 31, 2022	$1,627
Direct costs paid	118
Grant-date fair value of warrants issued	518
Amortization of debt issuance costs	(378)
Deferred debt issuance costs - August 3, 2022	$1,885

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the year ended January 31, 2024, the Successor Period, and the Predecessor Period, there was a difference between net loss and comprehensive loss in the accompanying Consolidated Financial Statements pertaining to foreign currency translation adjustments.

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

Reclassifications

Liabilities arising from warrants, the Sponsor Earnout Shares, and deferred taxes totaling $27.6 million were reclassified from Warrants, Sponsor earnout shares and Deferred tax liability to Other liabilities in our balance sheet as of January 31, 2023, which is consistent with our current year presentation.

Standards Issued and Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the accounting for credit losses for most financial assets and certain other instruments. The standard requires that entities holding financial assets that are not accounted for at fair value through net income be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The Company adopted ASU 2016-13 on February 1, 2023, using the modified transition approach. The adoption of the standard did not have a material impact on the consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance in ASC 820 on the fair value measurement of an equity security that is subject to a contractual sale restriction. The standard clarifies that entities should not apply a discount related to a contractual sale restriction of an equity security when measuring the fair value of the equity security. The standard provides that entities should instead consider sale restrictions that are characteristics of the equity security. The standard is effective for public business entities' fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2022-03 effective February 1, 2023. The adoption of the standard did not have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to enhance the transparency, decision usefulness, and effectiveness of income tax disclosures. The standard will be effective for the Company beginning with the fiscal year ending January 31, 2026, with early adoption permitted. The Company is currently evaluating the impact of this standard on our income tax disclosures.

3: Revenue

Disaggregation of Revenue

The table below provides revenue earned by line of service for the year ended January 31, 2024, the Successor Period, and the Predecessor Period (in thousands).

	Successor		Predecessor
Revenue Line	Year Ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
Subscription revenue	$89,308	$31,679	$27,946
Services revenue
Breach	138,782	54,791	—
Other services	5,210	1,916	1,291
Total services revenue	143,992	56,707	1,291
Total	$233,300	$88,386	$29,237

The table below provides revenue earned based on geographic locations of our customers for the year ended January 31, 2024, the Successor Period, and the Predecessor Period (in thousands).

	Successor		Predecessor
Country	Year Ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
United States	$214,423	$80,674	$21,916
Other	18,877	7,712	7,321
Total	$233,300	$88,386	$29,237

For the year ended January 31, 2024, the Successor Period, and the Predecessor Period, no country other than the United States represented 10% or more of total consolidated revenue.

Contract Assets and Liabilities

The components of contract assets and liabilities consist of the following (in thousands):

	January 31, 2024	January 31, 2023
Assets:
Accounts receivable, net	$38,923	$29,609
Deferred contract acquisition costs, current and non-current	10,106	13,207
Liabilities:
Deferred revenue, current and non-current	$86,846	$53,958

The significant components of the changes in the contract liabilities balances primarily consisted of revenue recognized that was included in the opening deferred revenue balance of $48.3 million and $31.4 million for the year ended January 31, 2024, and the Successor Period, respectively. As of January 31, 2024 and 2023, there was $3.9 million and $21.3 million, respectively, of remaining deferred revenue acquired in the Company's business acquisitions.

Remaining Performance Obligations

As of January 31, 2024, the Company had approximately $154.5 million of revenue that is expected to be recognized from remaining performance obligations that are unsatisfied (or partially unsatisfied) under non-cancelable contracts. Of this $154.5 million, the Company expects to recognize revenue of approximately $127.1 million in the period February 1, 2024, through January 31, 2025, approximately $20.8 million in the period February 1, 2025, through January 31, 2026, and approximately $6.6 million thereafter.

4: Fair Value Measurements

The following table sets forth by level within the fair value hierarchy the liabilities carried at fair value (in thousands):

	Fair value measurements at January 31, 2024 using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Public warrants	$(76)	$—	$—	$(76)
Private warrants	—	(67)	(77)	(144)
Sponsor earnout shares	—	—	(392)	(392)
Purchase consideration liability	(3,499)	—	(863)	(4,362)
Total financial liabilities	$(3,575)	$(67)	$(1,332)	$(4,974)

The following table sets forth by level within the fair value hierarchy the assets (liabilities) carried at fair value (in thousands):

	Fair value measurements at January 31, 2023 using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$557	$—	$—	$557
Total financial assets	$557	$—	$—	$557

Liabilities:
Public warrants	$(1,373)	$—	$—	$(1,373)
Private warrants	—	(1,208)	—	(1,208)
Sponsor earnout shares	—	—	(2,445)	(2,445)
Total financial liabilities	$(1,373)	$(1,208)	$(2,445)	$(5,026)

See Note 10 for a discussion of the fair value of debt.

The assumptions used to value the warrants are described in Note 11.

The assumptions used to value the Sponsor Earnout Shares are described in Note 11.

Purchase Consideration Liability

As of January 31, 2024, the Company had an obligation to transfer $4.4 million in stock to the former owners of LookingGlass in connection with the LookingGlass Acquisition (see Note 5). The Purchase Consideration Liability represents a financial liability that will be settled in shares of the Company's Common Stock.

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

The assumptions used to value the Purchase Consideration Liability are described in Note 11.

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

The Company recorded additional entries for certain tax matters related to the acquisition of IDX during the three months ended July 31, 2023. The Company reduced income tax payable by $1.3 million to account for the portion of transaction costs related to the Business Combination that were deductible for income tax purposes. The Company recorded an additional $0.5 million reserve for IDX income tax positions that did not meet the more-likely-than-not recognition threshold. The net impact of these adjustments was a decrease to goodwill of $0.8 million related to the acquisition of IDX.

LookingGlass Acquisition

On April 21, 2023, the Company completed the acquisition of LookingGlass, a privately-held software company (the LookingGlass Acquisition). The Company expects the acquisition of LookingGlass will strengthen the Company's Platform with industry-leading external attack surface and threat intelligence capabilities.

The purchase consideration includes a potential maximum of 9.637 million shares of Company Common Stock, subject to adjustment for the LookingGlass Earnout Shares (see Note 11) and other customary purchase price adjustments. As of the date of the transaction, the Company estimates that 8.629 million shares will be issued to the selling shareholders.

The following table summarizes the estimated fair value of the purchase consideration (in thousands, except per share data):

Purchase consideration liability:
Purchase consideration shares
LookingGlass Earnout Shares	1,837,500
LookingGlass Deferred Shares	6,791,456
Total purchase consideration shares	8,628,956
Adjusted closing price per share of the Company's Common Stock (ZFOX) on April 21, 2023	$1.10
Fair value of purchase consideration liability	$9,465

Cash consideration	$9,500
Convertible note	3,333
Total purchase consideration	$22,298

The Purchase Consideration Liability is discussed further in Note 11. The convertible note is discussed further in Note 10 under the caption, "Alsop Louie Convertible Note".

The Company recorded the preliminary allocation of the purchase price to LookingGlass' assets acquired and liabilities assumed based on their fair values as of April 21, 2023. The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$1,608
Accounts receivable	3,233
Prepaid expenses and other assets	1,562
Property and equipment, net	1,627
Operating lease right-of-use assets	656
Goodwill	4,832
Intangible assets	17,900
Deferred tax assets	6,515
Total assets acquired	$37,933

Accounts payable	$1,304
Accrued compensation, accrued expenses, and other current liabilities	2,279
Operating lease liabilities, current	584
Deferred revenue, current	10,850
Other liabilities	524
Operating lease liabilities, net of current portion	94
Total liabilities assumed	15,635
Total consideration transferred	$22,298

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
	$17,900

The goodwill of $4.8 million represents the excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate, identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of expertise and industry know-how of the workforce, developed technology, back-office infrastructure, strong market position, and the assembled workforce of LookingGlass. None of the goodwill recognized is expected to be deductible for income tax purposes.

The measurement period for the assets and liabilities for the LookingGlass Acquisition remains open for the period of up to one year following completion of the transaction. The Company is finalizing the fair value of the purchase consideration liability and allocation of purchase price, including income taxes.

The results of operations of LookingGlass are included in the Company's Consolidated Statements of Comprehensive Loss from the acquisition date and were not material. The impact of the unaudited supplemental pro forma financial statements is not material to the consolidated financial statements and therefore this information is not presented.

6: Goodwill and Intangible Assets

A summary of the changes in the fair value of goodwill for the year ended January 31, 2024, the Successor Period, and the Predecessor Period, respectively, is as follows (in thousands):

Successor

Goodwill (gross) - January 31, 2023	$1,105,258
Accumulated impairment loss	(698,650)
Goodwill (net) - January 31, 2023	406,608
Business acquisition	4,832
Adjustment to purchase accounting from the Business Combination	6,900
Impairment	(284,240)
Goodwill (net) - January 31, 2024	$134,100

Predecessor

Goodwill (gross) - January 31, 2022	$35,002
Accumulated impairment loss	-
Goodwill (net) - August 3, 2022	$35,002

The Company recorded goodwill impairment charges of $284.2 million during the year ended January 31, 2024. The Company recorded a $72.1 million impairment charge as result of its annual test of goodwill as of October 31, 2023. The Company's estimate of the fair value of its single reporting unit of $572.7 million was below the carrying value of the reporting unit of $644.8 million as of October 31, 2023. The remaining $212.1 million was recorded as part of an interim test of goodwill. The Company's estimate of the fair value of its single reporting unit of $348.1 million that was based on the enterprise value implied by Haveli Merger Agreement (see Note 18), was below the carrying value of the reporting unit of $560.2 million as of January 31, 2024.

The Company recorded an impairment charge of $698.7 million during the Successor Period, as result of its annual test of goodwill. The Company's estimate of the fair value of its single reporting unit of $675.0 million was below the carrying value of the reporting unit of $1,373.7 million as of October 31, 2022.

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

The tables below summarize the Company’s intangible assets as of January 31, 2024, and 2023 (amounts in thousands, except for useful lives).

	As of January 31, 2024
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	7.8	$168,100	$(35,174)	$132,926
Developed technology	5.1	99,800	(29,028)	$70,772
Trademarks / trade names	10.0	35,500	(5,344)	$30,156
		$303,400	$(69,546)	$233,854

	As of January 31, 2023
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	8.6	$154,400	$(11,894)	$142,506
Developed technology	5.0	95,800	(9,425)	86,375
Trademarks / trade names	10.0	35,300	(1,737)	33,563
		$285,500	$(23,056)	$262,444

The Company analyzed if there was an impairment of long-lived assets as of January 31, 2024. The Company determined that the carrying value of its assets were recoverable and accordingly, concluded that no impairment had occurred.

The tables below summarizes the future amortization of the Company’s intangible assets as of January 31, 2024 (amounts in thousands).

Fiscal 2025	$44,981
Fiscal 2026	44,904
Fiscal 2027	44,881
Fiscal 2028	35,456
Fiscal 2029	20,515
Thereafter	43,117
Total amortization of intangible assets expense	$233,854

On the Company's Consolidated Statement of Comprehensive Loss, the Company recognizes expense for the amortization of customer relationships within sales and marketing expense, expense for the amortization of developed technology within cost of subscription revenue, and expense for the amortization of trademarks and trade names within general and administrative expense.

The Company recognized amortization of intangible assets expense in the accompanying Consolidated Statements of Comprehensive Loss for the year ended January 31, 2024, the Successor Period, and the Predecessor Period, as follows (in thousands):

	Successor		Predecessor
	Year Ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
Cost of revenue - subscription	$19,603	$9,425	$260
Sales and marketing	23,280	11,894	1,308
General and administrative	3,607	1,737	36
Total amortization of acquired intangible assets	$46,490	$23,056	$1,604

7: Property and Equipment

Property and equipment as of January 31, 2024 and 2023, consists of the following (in thousands):

	January 31, 2024	January 31, 2023
Computer hardware and purchased software	$2,495	$907
Furniture and fixtures	8	20
Leasehold improvements	202	114
Total property and equipment	2,705	1,041
Less: accumulated depreciation	(1,507)	(370)
Property and equipment, net	$1,198	$671

Depreciation and amortization expense for the year ended January 31, 2024, the Successor Period, and the Predecessor Period was $1.7 million, $0.4 million, and $0.3 million, respectively.

8: Leases

The Company has operating leases for office facilities and office equipment. Our leases have remaining terms of less than one year to approximately three years, some of which include options to renew.

Our total net cost for operating leases for the year ended January 31, 2024 was $2.6 million. The total net cost for operating leases for the Successor Period and the Predecessor Period was $1.6 million.

Included in the measurement of the lease liability at January 31, 2023, is $1.6 million in cash payments for operating leases which were made during the Successor Period and the Predecessor Period.

Supplemental balance sheet information related to lease liabilities is as follows:

(in thousands, except lease term and discount rate)	January 31, 2024	January 31, 2023
Operating leases
Operating ROU assets	$3,553	$720

Operating lease liabilities, current	$1,638	$406
Operating lease liabilities, net of current portion	2,111	427
Total operating lease liabilities	$3,749	$833

Weighted average remaining lease term	2.4 years	1.7 years
Weighted average discount rate	7.1%	4.8%

Maturities of operating lease liabilities at January 31, 2024 is as follows:

(in thousands)
Year ending January 31,
2025	$1,863
2026	1,409
2027	760
2028	82
Total lease payments	4,114
Less: imputed interest	(365)
Total lease payments	$3,749

9: Accrued Compensation, Accrued Expenses, and Other Current Liabilities

Accrued compensation, accrued expenses, and other current liabilities as of January 31, 2024 and 2023, consists of the following (in thousands):

	January 31, 2024	January 31, 2023
Other current liabilities	$10,521	$12,110
Accrued bonuses	3,374	3,893
Accrued commissions	1,988	1,408
Accrued employee compensation	1,243	1,340
Total accrued compensation, accrued expenses, and other current liabilities	$17,126	$18,751

10: Debt

The tables below summarize key terms of the Company’s debt that was outstanding as of January 31, 2024 and 2023 (amounts in thousands, except for interest rates).

	As of January 31, 2024
Lender	Stated Interest Rate	Effective Interest Rate	Gross Balance	Unamortized Debt Discount	Unamortized Deferred Debt Issuance Costs	Net Carrying Value
Stifel Bank	9.50%	9.86%	$22,500	$(83)	$(52)	$22,365
InfoArmor	5.50%	5.50%	1,406	—	—	1,406
Convertible notes	7.00% Cash / 8.75% PIK	9.78%	170,738	—	(77)	170,661
Alsop Louie Convertible Note (1)	6.00%	3.36%	3,333	—	—	3,333
			$197,977	$(83)	$(129)	$197,765

					Current portion of long-term debt	$938
					Long-term debt	196,827
						$197,765
(1) Per the note agreement, the note is interest free for the first twelve months and bears interest at a rate of 6% per annum thereafter.

	As of January 31, 2023
Lender	Stated Interest Rate	Effective Interest Rate	Gross Balance	Unamortized Debt Discount	Unamortized Deferred Debt Issuance Costs	Net Carrying Value
Stifel Bank	8.50%	8.50%	$15,000	$—	$—	$15,000
InfoArmor	5.50%	5.50%	2,344	—	—	2,344
Convertible notes	7.00% Cash / 8.75% PIK	8.53%	156,564	—	(127)	156,437
			$173,908	$—	$(127)	$173,781

					Current portion of long-term debt	$15,938
					Long-term debt	157,843
						$173,781

Stifel Note

On January 7, 2021, the Predecessor entered into a loan and security agreement with Stifel Bank (“Stifel”) for $10.0 million, which is collateralized by substantially all of the assets of the Predecessor. In conjunction with the loan and security agreement, the Predecessor issued warrants to Stifel (see Note 11 for discussion of warrants). The loan and security agreement provided for an immediate advance, upon loan closing, of $10.0 million, which the Predecessor drew in full. Advances under the agreement pay cash interest monthly at the greater of the prime rate as reported in the Wall Street Journal plus 1.00%, or 4.50% per annum. If any loan payment is not made within 10 days of the payment due date, the Predecessor will incur a late fee equal to the lesser of (i) 5.00% of the unpaid amount or (ii) the maximum amount permitted to be charged under applicable law, not in any case to be less than twenty-five dollars. The loan matures and all unpaid principal and interest is due in full on January 7, 2024.

On December 8, 2021, the Predecessor amended its loan and security agreement with Stifel. The amendment provided for an additional borrowing of $5.0 million, for which the Company borrowed $5.0 million in December 2021 and issued 161,113 warrants to purchase Series E redeemable convertible preferred stock at an exercise price of $1.86205. As of January 31, 2023, the outstanding principal of the loan included $15.0 million of principal borrowed.

In connection with the Business Combination, the Company amended its loan and security agreement with Stifel Bank. The amendment superseded the financial covenants with which the Company must be in compliance. The amended financial covenants include the following commitments: a) a balance of cash held at Stifel Bank in an amount equal to or greater than the amount of outstanding debt and b) minimum liquidity (as defined in the loan and security agreement). The Company was in compliance with its financial covenants as of January 31, 2024.

In connection with the LookingGlass Acquisition, the Company amended its loan and security agreement with Stifel Bank on April 21, 2023. The amendment extended the maturity date to June 30, 2025, and increased the aggregate borrowing limit to $22.5 million. The Company borrowed $7.5 million on April 21, 2023, and issued a warrant to purchase 128,676 shares of Common Stock at an exercise price of $1.36. As of January 31, 2024, the outstanding principal of the loan included $22.5 million of principal borrowed.

On March 4, 2024, the Company amended its loan and security agreement with Stifel Bank. The amendment, among other things, increased the amounts for which the Company may fund to certain of its subsidiaries.

The loan and security agreement with Stifel contains a provision whereby, in the Event of Default, the obligation will bear additional interest at a rate equal to 4%. Management evaluated Events of Default and determined the non-credit related events of default represent an embedded derivative that must be bifurcated and accounted for separately from the loan and security agreement. The default rate derivative is treated as a liability, initially measured at fair value with subsequent changes in fair value recorded in earnings. Management has assessed the probability of occurrence for a non-credit default event and determined the likelihood of a referenced event to be remote. Therefore, the estimated fair value of the default rate derivative was negligible as of January 31, 2024 and 2023, and no amount was recorded.

The Company determined the fair value of the note to be the principal value and accrued interest outstanding. On January 31, 2024, the carrying amount of the note approximates fair value due to the short duration of time that has elapsed since the note has been amended.

The loan with Stifel Bank is secured by all assets of the Company.

InfoArmor Note

On June 7, 2021, the Predecessor issued a $3.8 million promissory note payable to InfoArmor, Inc. in connection with its acquisition of Vigilante, which was at that time a subsidiary of InfoArmor. The promissory note accrues interest at 5.5% per annum (computed on the basis of a 365 day year). Principal and interest payments of $0.2 million are paid quarterly over the four-year term of the loan maturing on June 7, 2025. As of January 31, 2024, $0.9 million was recorded in current portion of long-term debt in the consolidated financial statements.

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

The Company may, at its election, force conversion of the Convertible Notes after the first anniversary of their issuance if the volume-weighted average trading price of the Company's Common Stock is greater than or equal to 150% of the conversion price for more than 20 trading days during a period of 30 consecutive trading days. After the second anniversary of their issuance this provision drops to greater than or equal to 130% of the conversion price for more than 20 trading days during a period of 30 consecutive trading dates. The first anniversary of the issuance of the Convertible Notes occurred on August 3, 2023; the Company has not forced conversion of the Convertible Notes after this date. In the event that a holder of the Convertible Notes elects to covert, the Company will be obligated to pay an amount equal to outstanding principal and interest (accrued and unpaid), at the initial conversion rate of 86.9565 shares of Common Stock per $1,000 of outstanding principal and accrued interest.

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

At January 31, 2024, the net carrying amount of the Convertible Notes approximates fair value.

Alsop Louie Convertible Note

In connection with the LookingGlass Acquisition, on April 21, 2023, the Company issued a subordinated convertible promissory note in the principal amount of approximately $3.3 million to Alsop Louie Capital 2, L.P. in satisfaction of certain LookingGlass indebtedness (the "Alsop Louie Convertible Note"). The Alsop Louie Convertible Note matures on July 31, 2025, is interest free for the first twelve months, and bears interest at a rate of 6% per annum thereafter. Upon maturity of the Alsop Louie Convertible Note, the Company shall be obligated to pay, and prior to maturity the Company may elect to prepay, the principal amount and accrued interest on the Alsop Louie Convertible Note by paying cash, by issuing shares of Common Stock, or by a combination of cash and shares. At any time beginning July 1, 2024, the Alsop Louie Convertible Note shall become due if the volume-weighted average trading price of the Company’s Common Stock equals or exceeds $5.00 over a twenty-day trading period.

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

On January 31, 2024, the carrying amount of the Alsop Louie Convertible Note approximates fair value due to the short duration of time that has elapsed since the Alsop Louie Convertible Notes has been issued.

11: Other Liabilities

Other liabilities consists of warrants, sponsor earnout shares, purchase consideration liability, deferred tax liability (see Note 14), and other, as follows:

	January 31, 2024	January 31, 2023
Purchase consideration liability	$4,362	$—
Deferred tax liability	4,219	21,638
Other	2,117	954
Sponsor earnout shares	392	2,445
Warrants	220	2,581
Total other liabilities	$11,310	$27,618

ZeroFox Holdings, Inc. Public Warrants and Private Warrants

At January 31, 2024, there were 8,625,000 Public Warrants and 7,588,430 Private Warrants outstanding. The Public Warrants became exercisable on September 2, 2022, which was 30 days after the completion of the Business Combination. The Public Warrants will expire five years from the completion of the Business Combination or earlier upon redemption or liquidation.

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

The public closing price for the Company's Public Warrants as of January 31, 2024, was $0.0088 per warrant, resulting in a fair value of $0.1 million and $0.1 million for the Public Warrants and Private Warrants, respectively.

The Company recorded the change in the fair value of both the Public Warrants and Private warrants to change in fair value of warrant liability on the Consolidated Statement of Comprehensive Loss.

Stifel Warrant

The Company, in connection with the amendment to the loan and security agreement with Stifel Bank on April 21, 2023 (see Note 10), agreed to issue to Stifel Bank a warrant to purchase 128,676 shares of the Company's Common Stock at an exercise price of $1.36 (the Stifel Warrant). The Stifel Warrant will expire ten years from the completion of the LookingGlass Acquisition or earlier upon exercise by the holder or acquisition of the Company (subject to the terms of the warrant).

Fair Value of Stifel Warrant

The fair value of the Stifel Warrant was determined using a Black-Scholes model. The assumptions used in estimating the fair value of the Stifel Warrant are included in the table below. There are no values as of January 31, 2023, as the warrant was issued on April 21, 2023.

	January 31, 2024	April 21, 2023
Asset price	$0.88	$1.32
Exercise price of the warrant	$1.36	$1.36
Contractual term	9.2	10.0
Volatility	67.50%	65.00%
Dividend yield	0.00%	0.00%
Risk-free rate	4.00%	3.60%

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

From the closing date of the Business Combination to January 31, 2024, no triggering events had been achieved.

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

	January 31, 2024	January 31, 2023

Per Share Price of Company Common Stock	$0.88	$3.62
Annual Equity Volatility	97.50%	65.00%
Risk-Free Rate of Return	4.01%	3.70%

Fair Value per Share Tranche I	$0.33	$2.12
Fair Value per Share Tranche II	$0.30	$1.88
Fair Value per Share Tranche III	$0.28	$1.67

Aggregate Fair Value (in thousands)	$392	$2,445

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

Purchase Consideration Liability

The merger agreement governing the LookingGlass Acquisition (the "LookingGlass Merger Agreement") provides that the selling shareholders are entitled to receive shares of Company Common Stock as part of the purchase consideration. The purchase consideration shares include two components: the LookingGlass Earnout Shares and the LookingGlass Deferred Shares. The purchase consideration shares shall be issued in three or four installments on the six-month, twelve-month, and eighteen-month anniversaries of the transaction closing date (April 21, 2023) and potentially a further issuance on July 31, 2025.

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

1.
Triggering event I - if LookingGlass generates $10.0 million in certain bookings (as defined in the LookingGlass Merger Agreement) or renews a specific contract for at least $12,680,840 (as defined in the LookingGlass Merger Agreement) on or before January 31, 2024, the LookingGlass Earnout Shares will be fully earned.
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

During the year ended January 31, 2024, triggering event I was achieved.

LookingGlass Earnout Shares Fair Value

The fair value of the LookingGlass Earnout Shares includes the shares that have been earned and will be issued on the twelve and eighteen-month anniversaries of the transaction date. The fair value of the LookingGlass Earnout Shares was $1.1 million and $2.0 million as of January 31, 2024, and April 21, 2023, respectively.

The Company recorded the change in the fair market value of the LookingGlass Earnout Shares to change in fair market value of purchase consideration liability on the Consolidated Statement of Comprehensive Loss.

LookingGlass Deferred Shares

The remaining purchase consideration shares consist of shares that will be issued based on the passage of time (in accordance with the LookingGlass Merger Agreement) as well as a variable amount of shares that will be issued subject to indemnity claims (collectively, the LookingGlass Deferred Shares). The LookingGlass Merger Agreement provides that a variable number of shares of Company Common Stock will be withheld for a period of twelve months and be subject to indemnity claims by the Company, an additional 500,000 shares will be withheld until July 31, 2025, and be subject to certain indemnity claims by the Company.

Purchase Consideration Liability Fair Value

The Company performed probability-weighted assessments to estimate the variable portion of the LookingGlass Deferred Shares (related to indemnities) that will be issued pursuant to the LookingGlass Merger Agreement. The remaining purchase consideration shares consist of shares that will be issued based on the passage of time according to the LookingGlass Merger Agreement, including the remaining LookingGlass Earnout Shares that have been earned.

The purchase consideration shares are remeasured to fair value each reporting date based on the Company's re-assessment of probability weightings related to the variable portion of the LookingGlass Deferred Shares, as well as the price of the Company's Common Stock as reported on Nasdaq.

The calculation of the fair value of the purchase consideration liability is included in the table below (in thousands, except share and per share data). There is no balance as of January 31, 2023, as the LookingGlass Business Acquisition occurred on April 21, 2023.

January 31, 2024
Purchase consideration shares	8,766,264
Distributed Tranche I purchase consideration shares	(3,810,108)
Remaining purchase consideration shares	4,956,156
Closing price per share of the Company's Common Stock (ZFOX)	$0.88
Fair value of remaining purchase consideration liability	$4,362

The Company recorded the change in the fair market value of the purchase consideration liability to change in fair market value of purchase consideration liability on the Consolidated Statement of Comprehensive Loss.

12: Common Stock and Stockholders' Equity (Deficit)

The authorized capital stock of the Company consists of 1,100,000,000 shares of stock, $0.0001 par value per share, of which 1,000,000,000 shares are designated as Common Stock and 100,000,000 shares are designated as Preferred Stock.

Common Stock

The Company has issued and outstanding 124,639,135 shares of Common Stock as of January 31, 2024. Holders of Common Stock are entitled to one vote for each share.

Dividend Rights

Subject to the preferences that may apply to any shares of the Company's preferred stock outstanding at the time, the holders of Common Stock will be entitled to receive dividends, out of funds legally available for the payment of dividends, if the Board of Directors, in its discretion, authorizes the issuance of dividends. The Company's Board of Directors has not declared any dividends related to Company Common Stock as of January 31, 2024, and through the date these financial statements were available to be issued.

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

Preferred Stock

The Board of Directors of the Company has not issued any classes or series of preferred stock as of January 31, 2024, and through the date these financial statements were available to be issued.

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

The Company’s and Predecessor's common stock reserved for future issuance is as follows:

	January 31, 2024	January 31, 2023
Common stock warrants	16,342,106	16,213,430
Stock options issued and outstanding	6,484,992	7,869,050
Restricted stock units issued and outstanding	10,751,337	2,802,426
Sponsor earn-out shares	1,293,750	1,293,750
Shares available for future grant under the 2022 plan	12,858,387	15,829,510
	47,730,572	44,008,166

13: Stock-Based Compensation

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

The Company issued no stock options from the Closing Date of the Business Combination to January 31, 2024.

ZeroFox Holdings, Inc. 2022 Incentive Equity Plan

On August 3, 2022, the Company adopted the 2022 ZeroFox Holdings, Inc. Incentive Equity Plan (the 2022 Plan). The 2022 Plan became effective on the closing of the Business Combination, which also occurred on August 3, 2022. The 2022 Plan provides for the issuance of up to 11,750,135 shares of Common Stock to employees, officers, directors, consultants, and advisors in the form of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards (RSUs), dividend equivalents, and other stock or cash-based awards. On November 28, 2023, and November 30, 2022, the Board of Directors approved an increase to the number of shares available for issuance under the 2022 plan, effective January 1, 2024, and 2023. Pursuant to the terms of the 2022 Plan agreement, the shares available for issuance increased by 5% of the shares of Common Stock issued and outstanding at December 31, 2023, and 2022, or 6,228,005 shares and 5,909,396 shares, respectively. As of January 31, 2024, there were 12,858,387 shares of Common Stock available for issuance under the 2022 Plan.

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

Stock Options

The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires estimates of highly subjective assumptions, which affect the fair value of each stock option. As the Company did not issue any stock options from the Closing Date of the Business Combination to January 31, 2024, this section describes how any such stock-based awards will be fair valued by the Company when they are issued. This section also describes how the Predecessor valued their stock-based awards.

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

The Predecessor's common stock was not publicly traded. As a result, the Predecessor was required to estimate the fair value of their common stock. The Board of Directors of the Predecessor considered numerous objective and subjective factors to determine the fair value of the Predecessor’s common stock at each meeting in which awards are approved. The factors considered included, but were not limited to: (i) the results of contemporaneous independent third-party valuations of the Predecessor’s common stock; (ii) the prices, rights, preferences, and privileges of the Predecessor’s series of Preferred Stock relative to those of its common stock; (iii) the lack of marketability of the Predecessor’s common stock; (iv) actual operating and financial results of the Predecessor; (v) current business conditions and projections; (vi) the likelihood of achieving a liquidity event for the Predecessor, such as an initial public offering or sale of the Predecessor, given prevailing market conditions; and (vii) precedent transactions involving the respective Predecessor's shares.

A summary of option activity for the Successor Period and the Predecessor Period, is as follows (Aggregate Intrinsic Value in thousands):

Successor	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of January 31, 2023	7,869,050	$1.5454	6.07	$16,325
Granted	—	—
Exercised	(1,003,474)	0.2565
Cancelled	(380,584)	4.0963
Outstanding as of January 31, 2024	6,484,992	1.5856	4.96	1,131
Vested as of January 31, 2024	5,814,238	1.2651	4.67	1,055
Vested and expected to vest as of January 31, 2024	6,250,237	$1.4812	4.86	$1,104

Successor	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of August 4, 2022	8,159,377	$1.5360	6.01	$17,004
Granted	—	—
Exercised	(206,476)	0.5952
Cancelled	(83,851)	2.9681
Outstanding as of January 31, 2023	7,869,050	1.5454	6.07	16,325
Vested as of January 31, 2023	5,772,232	0.9591	5.39	15,359
Vested and expected to vest as of January 31, 2023	7,135,156	$1.3793	5.88	$15,987

Predecessor	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of February 1, 2022	21,715,815	$0.4398	6.28	$51,688
Granted	1,214,500	2.3920
Exercised	(392,450)	0.2659
Cancelled	(252,159)	1.4633
Outstanding as of August 3, 2022	22,285,706	0.5377	6.45	50,864
Vested as of August 3, 2022	14,783,495	0.2660	5.41	37,757
Vested and expected to vest as of August 3, 2022	19,659,894	$0.4662	6.17	$46,276

The Company did not grant any options during the year ended January 31, 2024, or the Successor Period. The weighted-average grant-date fair value of options granted during the Predecessor Period was $1.00. The total intrinsic value of options exercised during the year ended January 31, 2024, and Successor Period was $1.5 million and $0.6 million, respectively. The total intrinsic value of options exercised during the Predecessor Period was $1.0 million.

Restricted Stock Units ("RSUs")

The fair value of RSUs is based on the closing price of our Common Stock on the date of grant.

The Predecessor did not grant RSUs during the Predecessor Period. A summary of RSU activity for the Successor Period is as follows:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 31, 2023	2,802,426	$4.64
Granted	10,038,454	$1.29
Vested	(1,635,418)	$3.29
Cancelled	(454,125)	$2.98
Outstanding as of January 31, 2024	10,751,337	$1.79

	Shares	Weighted-Average Grant Date Fair Value
Outstanding as of August 4, 2022	—	$—
Granted	2,827,426	$4.64
Vested	—	$—
Cancelled	(25,000)	$4.63
Outstanding as of January 31, 2023	2,802,426	$4.64

RSUs granted under our stock incentive plans generally vest over a period of one to four years. The Company's outstanding RSUs vest upon the satisfaction of a service-based vesting condition.

Stock-Based Compensation Expense

The Company recognized non-cash, stock-based compensation expense in the accompanying Consolidated Statements of Comprehensive Loss for the year ended January 31, 2024, the Successor Period, and the Predecessor Period, as follows (in thousands):

	Successor		Predecessor
	Year ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
Cost of revenue - subscription	$219	$97	$18
Cost of revenue - services	111	36	2
Research and development	1,637	452	114
Sales and marketing	1,612	518	218
General and administrative	3,946	1,397	510
Total stock-based compensation expense	$7,525	$2,500	$862

Unrecognized compensation cost related to outstanding stock options totaled $1.7 million as of January 31, 2024, which is expected to be recognized over a weighted-average remaining period of 1.7 years.

Unrecognized compensation cost related to outstanding RSUs totaled $16.6 million as of January 31, 2024, which is expected to be recognized over a weighted-average remaining period of 3.0 years.

14: Income Taxes

U.S. and foreign components of the loss before income taxes for the year ended January 31, 2024, the Successor Period, and the Predecessor Period, were as follows (in thousands):

	Successor		Predecessor
	Year ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
U.S. loss	$(366,162)	$(734,326)	$(19,370)
Foreign income (loss)	2,106	3,157	(1,924)
Total loss before income taxes	$(364,056)	$(731,169)	$(21,294)

The provision for consolidated income taxes for the year ended January 31, 2024, the Successor Period, and the Predecessor Period, were as follows (in thousands):

	Successor		Predecessor
	Year ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
Current tax expense
Federal	$(185)	$—	$—
Foreign	313	177	106
State and local	627	292	5
	755	469	111

Deferred tax expense
Federal	(15,111)	(9,360)	(2,780)
Foreign	—	—	—
State and local	(3,527)	(2,281)	(911)
	(18,638)	(11,641)	(3,691)

Less: change in valuation allowance	10,137	650	3,691
Net income tax (benefit) expense	$(7,746)	$(10,522)	$111

The reported income tax provision differs from the amount computed by applying the statutory U.S. federal income tax rate to the loss before income taxes due to nondeductible expenses, such as the goodwill impairment, and the impact of state taxes, as well as the change in the valuation allowance. A reconciliation of the statutory US income tax rate to the effective income tax rate for the year ended January 31, 2024, the Successor Period, and the Predecessor Period, as follows:

	Successor		Predecessor
	Year ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
U.S. statutory rate	21.00%	21.00%	21.00%
State taxes	0.63	0.21	3.35
Foreign taxes	(0.09)	—	—
Goodwill impairment	(16.40)	(20.07)	—
Transaction costs	—	—	(3.23)
Fair value adjustments	—	—	(2.03)
Other permanent differences	(0.27)	0.41	(1.05)
Change in valuation allowance	(2.78)	(0.09)	(17.32)
Other	0.04	(0.02)	(1.24)
Net income tax expense	2.13%	1.44%	-0.52%

Deferred income taxes reflect temporary differences in the recognition of revenue and expenses for income tax reporting and consolidated financial statement purposes. Deferred income taxes as of January 31, 2024, and 2023, consisted of the following (in thousands):

	January 31, 2024	January 31, 2023
Deferred tax assets:
Net operating losses - federal and state	$54,332	$36,057
Research and development expenditures	13,128	4,793
Deferred revenue	1,756	3,019
Interest expense	9,052	2,544
Accruals	1,196	1,240
Capital loss carryforward	1,788	—
Credits	2,667	—
Stock-based compensation	709	574
Other	665	308
Lease liability	910	204
Depreciation and amortization	(28)	112
Allowance for doubtful accounts	48	35
Charitable contributions	6	3
Total deferred tax assets before valuation allowance	86,229	48,889
Valuation allowance	(33,702)	(5,720)
Total deferred tax assets	52,527	43,169

Deferred tax liabilities:
Intangible assets	(52,333)	(61,109)
Contract acquisition costs	(2,392)	(3,256)
Goodwill	(701)	(258)
Right-of-use assets	(862)	(177)
Other	(458)	(7)
Total deferred tax liabilities	(56,746)	(64,807)
Net deferred tax liability	$(4,219)	$(21,638)

The net deferred tax liability is included within Other liabilities on the Company's balance sheet at January 31, 2024 and January 31, 2023.

The Company recognizes the tax benefit of a position when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized. At January 31, 2024, the Company recorded gross unrecognized tax benefits of approximately $1.8 million, all of which, if recognized, would impact the Company's effective tax rate. Interest and penalties accrued related to uncertain tax positions were $0.3 million at January 31, 2024. The Company anticipates a $0.1 million decrease in unrecognized tax benefits within the next 12 months from the expiration of statute of limitations. Gross unrecognized tax benefits are included within Other liabilities on the Company's balance sheet at January 31, 2024 and January 31, 2023.

The change in gross unrecognized tax benefits, excluding accrued interest and penalties, were as follows (in thousands):

	January 31, 2024	January 31, 2023
Balance at beginning of period	$838	$—
Business Combination	—	838
Adjustments to the Business Combination	460	—
Business acquisition	472	—
Current period adjustments	252	—
Settlement with tax authorities	(80)	—
Statute expirations	(174)	—
Balance at end of period	$1,768	$838

The Company has established a valuation allowance to offset the portion of its deferred tax assets that will reverse subsequent to the reversal of the Company’s deferred tax liabilities, and certain net operating loss (“NOL”) carryforwards that have separate return limitations. The Company increased the valuation allowance in the current year by $28.0 million. The Company will continue to evaluate the realizability of its deferred tax assets.

The following table provides a rollforward of the Company’s valuation allowance for its deferred tax assets (in thousands):

	January 31, 2024	January 31, 2023
Balance at beginning of period	$5,720	$5,070
Increases to allowance	10,137	650
Increases due to business acquisition	17,845	—
Balance at end of period	$33,702	$5,720

The Company had NOL carryforwards available to offset future federal and state taxable income of approximately $226.4 million and $105.7 million, respectively, as of January 31, 2024. Of the federal NOL carryforwards, $75.0 million are subject to expiration between tax years 2033 and 2037. Of the state NOL carryforwards, $70.0 million are subject to expiration in varying amounts beginning tax year 2024. The remaining federal and state NOL carryforwards have no expiration.

The NOL carryforwards are subject to an annual limitation under Section 382. The Section 382 limitation will not affect the Company's ability to realize the NOL carryforwards provided the Company has sufficient taxable income, subject to the annual limitation. Any future change in control or ownership resulting from further Section 382 limitations may impact the Company's ability to utilize tax attributes such as NOL carryforwards.

Additionally, as discussed in Note 18, the Haveli Merger Agreement was executed on February 6, 2024. However, the future events described in the Haveli Merger Agreement were not considered when determining the realizability of our deferred tax assets as of January 31, 2024. The consummation of the Merger may affect certain of the Company's deferred tax liabilities and deferred tax assets, as well as the realizability of our deferred tax assets.

The Company’s federal income tax returns for fiscal year 2020 through fiscal year 2023 remained open under the statute of limitations and are subject to examination by tax authorities. In addition, as of January 31, 2024, the Company had various state income tax returns that remained open under the respective statutes of limitations and are subject to examination by tax authorities. The longest period for which any of the Company’s state income tax returns remained open and subject to examination by tax authorities is for fiscal year 2018 through fiscal year 2023. The statute of limitations for federal and state income tax returns may be extended upon the utilization of NOL carryforwards. As of January 31, 2024, the Company was not under examination by federal or state tax authorities.

15: Related Party Transactions

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

The Company incurred rent expense of $0.4 million during the year ended January 31, 2024. The Company incurred rent expense of $0.2 million during the Successor Period and the Predecessor incurred rent expense of $0.2 million during the Predecessor Period. As of January 31, 2024, and January 31, 2023, the Company had leasehold improvements of $0.1 million, net of accumulated depreciation of $0.1 million. The lessor holds a $0.1 million security deposit that is refundable at the end of the lease term.

PIPE Investors Notes

The Predecessor accrued $0.2 million of payment-in-kind (PIK) interest for notes payable with related parties during the Predecessor Period. The interest accrued through the date of the Business Combination was paid in cash to the note holders on the date of the Business Combination. The principal value of the related notes owed by the Predecessor of $5.0 million was offset against obligations the note holders had with the Company as part of the PIPE Subscription Agreement.

16: Commitments and Contingencies

Sales and Other Taxes

The Company’s cloud solutions and services are subject to sales and other taxes in certain jurisdictions where the Company does business. The Company bills sales and other taxes to customers and remits these to the respective government authorities. Taxing jurisdictions have differing rules and regulations, which are subject to varying interpretations that may change over time. There may be assessments for sales tax jurisdictions in which the Company has not accrued a sales tax liability. The Company has been unable to assess the probability, or estimate the amount, of this exposure. There were no pending reviews as of January 31, 2024.

Prior to January 1, 2022, IDX did not collect U.S. sales and use tax from its customers for its services. During 2020, IDX engaged an external tax consultant to perform a full U.S. sales tax nexus study and analysis. IDX accrued and reflected historical liabilities in its financial statements and was filing Voluntary Disclosure Agreements (VDA) in relevant U.S. jurisdictions. Beginning January 1, 2022, IDX began collecting, reporting, and remitting appropriate U.S. sales tax from its customers in all applicable jurisdictions. As of January 31, 2024, the Company recorded an accrual of $1.3 million for IDX sales and use taxes that were not remitted prior to January 31, 2022. As of January 31, 2023, the Company recorded an accrual of $1.5 million for IDX sales and use taxes that were not remitted prior to January 31, 2022.

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

The Company maintains two separate defined contribution 401(k) plan for legacy IDX and LookingGlass employees. Employees meeting certain requirements are eligible to participate to the respective plan. Under both plans, eligible participants may contribute a portion of their compensation to the plan and the Company may make matching contributions. The Company may make discretionary contributions to each plan at its option. The Company contributed $0.4 million and $0.1 million to the plan during the year ended January 31, 2024 and the Successor Period, respectively.

General Litigation

In the ordinary course of business, the Company is involved in various disputes. In the opinion of management, the amount of liability, if any, resulting from the final resolution of these matters will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. The Company was not involved in any pending litigation as of January 31, 2024.

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

Purchase Commitments

The Company has a non-cancelable purchase commitment of $72.4 million related to 17 months of outsourced credit monitoring services provided to the Company’s largest customer as of January 31, 2024. The dollar amount and length of this commitment is determined by the customer’s exercise of annual option periods.

17: Net Loss per Share Attributable to Common Stockholders

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

Due to net losses for the year ended January 31, 2024, the Successor Period, and the Predecessor Period, basic and diluted net loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive to the calculation of net loss per share.

The following table sets forth computation of basic loss per share attributable to common stockholders (in thousands, except share and per share data):

	Successor		Predecessor
	Year Ended January 31, 2024	August 3, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
Numerator:
Net loss	$(356,310)	$(720,647)	$(21,405)
Net loss per share attributable to common stockholders	$(356,310)	$(720,647)	$(21,405)

Denominator:
Weighted-average common stock outstanding	123,813,143	116,862,277	43,041,209
Net loss per share attributable to common stockholders - basic and diluted	$(2.88)	$(6.17)	$(0.50)

The following potentially dilutive securities were not included in the calculation of weighted average common shares outstanding, as their effects would have been anti-dilutive for the year ended January 31, 2024, the Successor Period, and the Predecessor Period.

	Successor		Predecessor
	Year ended January 31, 2024	August 4, 2022 to January 31, 2023	February 1, 2022 to August 3, 2022
Preferred stock (on an as-converted basis)
Series Seed redeemable convertible preferred stock	—	—	18,396,744
Series A redeemable convertible preferred stock	—	—	31,994,570
Series B redeemable convertible preferred stock	—	—	53,829,898
Series C redeemable convertible preferred stock	—	—	42,249,398
Series C-1 redeemable convertible preferred stock	—	—	22,790,767
Series D redeemable convertible preferred stock	—	—	27,743,094
Series D-1 redeemable convertible preferred stock	—	—	11,756,606
Series D-2 redeemable convertible preferred stock	—	—	1,987,736
Series E redeemable convertible preferred stock	—	—	30,490,064
Total common stock reserved	—	—	241,238,877
Common stock
Purchase consideration liability shares	1,354,411	—	—
Sponsor earn-out shares	1,293,750	1,293,750	—
Total common stock	2,648,161	1,293,750	—
Warrants
Common stock warrants	16,314,256	16,220,756	1,924,790
Series A redeemable convertible preferred stock warrants	—	—	249,806
Series B redeemable convertible preferred stock warrants	—	—	292,682
Series C-1 redeemable convertible preferred stock warrants	—	—	1,247,369
Series E redeemable convertible preferred stock warrants	—	—	2,079,870
Total warrants	16,314,256	16,220,756	5,794,517
Options to purchase common stock
Issued and outstanding	6,917,053	7,926,307	22,178,814
Restricted stock units
Issued and outstanding	8,013,568	747,405	—

18: Subsequent Events

Haveli Merger Agreement

On February 6, 2024, the Company entered into an Agreement and Plan of Merger (the "Haveli Merger Agreement") with ZI Intermediate II, Inc., a Delaware corporation (“Parent”) and HI Optimus Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), pursuant to which, if all of the conditions to closing are satisfied or, if permitted, waived, the Company will become a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are affiliates of Haveli Investments Software Fund I, L.P. (“Haveli Software”) and Haveli Investments Software Fund I Cayman L.P. (“Haveli Cayman” and, together with Haveli Software, the “Haveli Funds”), funds managed by Haveli Investments L.P. (“Haveli”).

The Haveli Merger Agreement provides that, among other things and on the terms and subject to the conditions of the Haveli Merger Agreement, (a) Merger Sub will merge with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of Parent (the “Merger”), and (b) at the effective time of the Merger (the “Effective Time”), each issued and outstanding share (immediately prior to the Effective Time) of common stock of the Company, par value $0.0001 per share (the “Company Common Stock”) (except as otherwise provided in the Haveli Merger Agreement) will be cancelled and converted into the right to receive an amount in cash equal to $1.14 per share ("the Merger Consideration"), without interest and subject to any applicable withholding taxes.

The Merger, which has been unanimously approved by the Company’s board of directors (the “Board”), is expected to close in the first half of 2024. Upon consummation of the Merger, the Company will cease to be a publicly traded company and the Company Common Stock and the Company’s public warrants will be delisted from The Nasdaq Global Market and The Nasdaq Capital Market, respectively. The completion of the Merger is subject to the satisfaction or, if permitted, waiver of certain customary mutual closing conditions set forth in the Haveli Merger Agreement, including (a) the adoption of the Haveli Merger Agreement by the affirmative vote of holders of a majority of the outstanding shares of Company Common Stock (the “Company Stockholder Approval”) and (b) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of approval, clearance or expiration of the applicable review periods under the United Kingdom’s National Security and Investment Act 2021, as amended. The obligation of each party to consummate the Merger is also conditioned on, among other things, the other party’s representations and warranties being true and correct (subject to certain customary materiality exceptions) and the other party having performed in all material respects its obligations under the Haveli Merger Agreement, and the obligation of Parent to consummate the Merger is additionally conditioned on no material adverse effect on the Company having occurred since the execution of the Haveli Merger Agreement that is continuing. The consummation of the Merger is not subject to any financing condition. The Haveli Merger Agreement contains termination rights for each of the Company and Parent, including, among others, (1) if the consummation of the Merger does not occur on or before August 6, 2024 (subject to extension until November 6, 2024 under specified circumstances), (2) if the Company Stockholder Approval is not obtained following the meeting of the Company’s stockholders for purposes of obtaining such Company Stockholder Approval and (3) subject to certain conditions, (a) by Parent if the Board changes its recommendation in favor of the Merger or (b) by the Company in connection with the entry into a definitive agreement with respect to a Superior Proposal (as defined in the Haveli Merger Agreement). The Company and Parent may also terminate the Haveli Merger Agreement by mutual written consent.

The Company is required to pay Parent a termination fee of $5,261,750 in cash upon termination of the Haveli Merger Agreement under specified circumstances, including, among others, termination by Parent in the event that the Board changes its recommendation in favor of the Merger or termination by the Company to enter into an agreement in connection with a Superior Proposal. The Haveli Merger Agreement also provides that a reverse termination fee of $10,000,000 will be payable by Parent to the Company under specified circumstances, including, among others, if (1) Parent fails to consummate the Merger following satisfaction or waiver of certain closing conditions and the Company’s irrevocable confirmation that it is ready, willing and able to consummate the closing or (2) Parent otherwise breaches its obligations under the Haveli Merger Agreement such that there is a failure of certain conditions to the Merger.

Parent has obtained equity and debt financing commitments for the purpose of financing the transactions contemplated by the Haveli Merger Agreement.

Other terms of Haveli Merger Agreement

Below is a summary of the effect of other terms of the Haveli Merger agreement on certain financial instruments at the Effective Time.

Warrants

Each Public and Private Warrant that is unexercised and outstanding immediately prior to the Effective Time will cease to represent a warrant to purchase shares of Company Common Stock. Instead the instrument will represent, upon any subsequent exercise, a right to receive the Merger Consideration. If holders properly exercise their warrants within 30 days following the public disclosure of the closing of the Merger by the Company pursuant to a current report on Form 8-K filed with the SEC, the exercise price of their warrants shall be adjusted as provided in Section 4.4 of the warrant agreement dated November 23, 2020 between L&F and Continental Stock Transfer & Trust Company.

The Stifel Warrant will automatically terminate and be cancelled such that no consideration will be payable. Accordingly, the liability for the fair value of the Stifel Warrant will be extinguished.

Stock Options

Each stock option that is vested in accordance with its terms and outstanding immediately prior to the Effective Time will be deemed exercised on a cashless basis and exchanged for the right to receive cash proceeds, without interest and subject to applicable withholding taxes. The amount of cash proceeds is equal to the excess of the Merger Consideration over the exercise price of the vested stock option, for each vested stock option. If the exercise price of the vested stock option is greater than or equal to the Merger Consideration, the vested stock option is cancelled with no consideration payable.

Each stock option that is unvested and outstanding immediately prior to the Effective Time will be converted into the contingent right to receive cash proceeds, without interest and subject to applicable withholding taxes. The amount of cash proceeds is equal to the excess of the Merger Consideration over the exercise price of the unvested stock option, for each unvested stock option. If the exercise price of the unvested stock option is greater than or equal to the Merger Consideration, the unvested stock option is cancelled with no consideration payable. The cash consideration (converted from an unvested stock option) will vest and become payable at the same time as the original Company stock option would have vested and been payable pursuant to its terms and shall otherwise remain subject to substantially the same terms and conditions that were applicable to the original Company stock option immediately prior to the Effective Time.

Restricted Stock Units ("RSUs")

Each RSU that is outstanding immediately prior to the Effective Time and that is either held by a non-employee member of the Board or vested in accordance with its terms as of the Effective Time will be cancelled and converted into the right to receive cash proceeds, without interest and subject to applicable withholding taxes. The amount of cash proceeds is equal to the Merger Consideration for each RSU.

Each RSU that is outstanding immediately prior to the Effective Time and that is either not held by a non-employee member of the Board or not vested will be converted into the contingent right to receive cash proceeds, without interest and subject to applicable withholding taxes. The amount of cash proceeds is equal to the Merger Consideration for each RSU. The cash consideration (converted from an unvested RSU) will vest and become payable at the same time as the original RSU would have vested and been payable pursuant to its terms and shall otherwise remain subject to substantially the same terms and conditions that were applicable immediately prior to the Effective Time.

Sponsor Earnout Shares

The sponsor earnout shares will be forfeited and cease to exist. Accordingly, the liability for the fair value of the Sponsor Earn Shares will be extinguished.

Purchase Consideration Liability

The purchase consideration shares to be issued under the terms of the LookingGlass Merger Agreement will remain issuable. The Haveli Merger Agreement specifies that 5,558,552 shares of Common Stock are the maximum number of shares that remain issuable in any circumstance under the terms of the LookingGlass Merger Agreement.

Convertible Notes

As the transaction qualifies as Fundamental Change (as defined in the indenture governing the Convertible Notes), each holder of a Note will have the right to cause the Company to repurchase for cash all or a portion of the Convertible Notes held by such holder, at a price equal to 100% of the principal plus accrued and unpaid interest, plus any remaining amounts that would be owed to, but excluding, the maturity date. In the event of a conversion in connection with a Fundamental Change, the conversion price will be adjusted in accordance with a Fundamental Change make-whole table.

The foregoing summary of the Haveli Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Haveli Merger Agreement, which is filed as Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on February 6, 2024 and included as Exhibit 2.02 to this Annual Report on Form 10-K. In connection with the Merger, the Company expects to incur significant expenses, such as transaction, professional services, and other costs. An estimate of these expenses cannot be made at this time.

Convertible Note Repurchase Agreements

On February 6, 2024, the Company and funds managed by Monarch Alternative Capital LP (collectively, the “Monarch Noteholders”) entered into note repurchase agreements pursuant to which the Monarch Noteholders have agreed to sell and the Company has agreed to repurchase substantially concurrent with the Merger an aggregate principal amount of approximately $135.0 million of the Convertible Notes and any additional Convertible Notes acquired by the Monarch Noteholders at a purchase price equal to the entire aggregate principal amount of the Convertible Notes repurchased plus accrued and unpaid interest, if any, thereon to, but excluding, the repurchase date.

On February 21, 2024, the Company and L&F Acquisition Holdings Fund, LLC (the “L&F Noteholder”) entered into a note repurchase agreement pursuant to which the L&F Noteholder has agreed to sell and the Company has agreed to repurchase substantially concurrent with the Merger an aggregate principal amount of approximately $8.4 million of the Convertible Notes and any additional Convertible Notes acquired by the L&F Noteholder at a purchase price equal to the entire aggregate principal amount of the Convertible Notes repurchased plus accrued and unpaid interest, if any, thereon to, but excluding, the repurchase date.

On March 4, 2024, the Company and Corbin ERISA Opportunity Fund, Ltd. (the “Corbin Noteholder”) entered into note a repurchase agreement pursuant to which the Corbin Noteholder has agreed to sell and the Company has agreed to repurchase substantially concurrent with the Merger an aggregate principal amount of approximately $25.3 million of the Convertible Notes and any additional Convertible Notes acquired by the Corbin Noteholder at a purchase price equal to the entire aggregate principal amount of the Convertible Notes repurchased plus accrued and unpaid interest, if any, thereon to, but excluding, the repurchase date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of ZeroFox Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, redeemable convertible preferred stock and stockholders’ deficit, and cash flows, for the period January 1, 2022 to August 3, 2022 and the related notes (collectively referred to as the "financial statements") of ID Experts Holdings, Inc. and subsidiary (the "Company"). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the period January 1, 2022 to August 3, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

McLean, Virginia

March 29, 2023

We began serving as the Company's auditor in 2022. In 2022, we became the predecessor auditor.

ID Experts Holdings, Inc. and Subsidiary

Consolidated Statements of Income

(in thousands, except share data)	Period January 1, 2022, to August 3, 2022

Revenue	$66,758
Cost of revenue	52,254
Gross profit	14,504

Operating expenses
Research and development	3,325
Sales and marketing	4,594
General and administrative	5,758
Total operating expenses	13,677

Income from operations	827

Other expense
Interest expense, net	(314)
Other expense	(585)
Change in fair value of warrant liabilities	(133)
Total other expense	(1,032)
Loss before income taxes	(205)

Income tax expense	652

Net loss after tax	$(857)

Net loss attributable to common stockholders, basic and diluted	$(857)
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)
Weighted-average shares used in computation of net loss per share attributable to common stockholders, basic and diluted:	12,854,967

See notes to consolidated financial statements.

ID Experts Holdings, Inc. and Subsidiary

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit

	Preferred Stock
(in thousands, except for share data)	Series A-1 Redeemable Convertible Preferred Stock		Series A-2 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance—January 1, 2022	5,882,350	$10,000	26,069,330	$54,902	11,671,845	$1	$-	$(70,235)	$(70,234)
Preferred stock issued	—	—	124,994	264	—	—	—	—	—
Common stock issued	—	—	—	—	1,553,226	—	2,042	—	2,042
Stock-based compensation expense	—	—	—	—	—	—	16	—	16
Net loss	—	—	—	—	—	—	—	(857)	(857)
Balance—August 3, 2022	5,882,350	$10,000	26,194,324	$55,166	13,225,071	$1	$2,058	$(71,092)	$(69,033)

See notes to consolidated financial statements.

ID Experts Holdings, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(in thousands)	Period January 1, 2022, to August 3, 2022

Cash flows from operating activities:
Net loss	$(857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46
Amortization of debt issuance cost	2
Stock-based compensation	16
Gain on warrant exercised	(8)
Provision for doubtful accounts	(117)
Change in fair value of warrant liabilities	133
Change in fair value of debt	589
Deferred tax expense	(1,354)
Loss on sale of property and equipment	1
Changes in operating assets and liabilities:
Accounts receivable	(1,823)
Deferred contract acquisition costs	(944)
Prepaid expenses and other assets	(242)
Accounts payable	262
Accrued compensation, accrued expenses, and other current liabilities	1,843
Deferred revenue	1,160
Net cash used in operating activities	(1,293)

Cash flows from investing activities:
Purchases of property and equipment	(44)
Net cash used in investing activities	(44)

Cash flows from financing activities:
Exercise of stock options	191
Repayment of debt	(556)
Net cash used in financing activities	(365)

Net decrease in cash, cash equivalents, and restricted cash	(1,702)

Cash, cash equivalents, and restricted cash, beginning of period	17,986

Cash, cash equivalents, and restricted cash, end of period	$16,284

Supplemental Cash Flow Information:
Cash paid for interest	$307
Cash paid for taxes	107
Non-cash financing and investing activities:
Increase in redeemable convertible preferred stock	(264)
Decrease in accrued expense	2,122
Increase in retained earnings	(8)
Increase in additional paid in capital	$(1,850)

See notes to consolidated financial statements

ID Experts Holdings, Inc. and Subsidiary

Notes to Consolidated Financial Statements FOR the Period January 1, 2022, to August 3, 2022

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

The following table illustrates the timing of the Company’s revenue recognition:

January 1, 2022, to August 3, 2022
Breach - point in time	12.6%
Breach - over time	83.4%
Membership services - over time	4.0%

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

During the period January 1, 2022, to August 3, 2022, the Company recognized $5.1 million of revenue that was included in deferred revenue at the end of the preceding year. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 56% of its August 3, 2022, deferred revenue balance in the remainder of 2022, 29% in the January 1, 2023, to August 3, 2023, and the remainder thereafter.

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

h. Cost of Services

Cost of services consists of fees to outsourced service providers for credit monitoring, call center operation, notification mailing, insurance, and other miscellaneous services and internal labor costs. Costs incurred for breach service contracts represent fulfillment costs. These costs are deferred within capitalized contract costs and recognized in relation to revenue recorded over the combined service and membership terms. The remainder of cost of services are expensed as incurred. Relevant depreciation and amortization are included in cost of services on the Consolidated Statements of Income.

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

j. Advertising

Advertising costs are expensed as incurred. Advertising costs amounted to $0.8 million for the period January 1, 2022, to August 3, 2022.

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

The Company generated 73% of its revenue in for the period January 1, 2022, to August 3, 2022, from the U.S. Government, who generally pays invoices in less than thirty days and is deemed to be a low credit risk. On August 3, 2022, accounts receivables from the U.S. Government made up 64% of the Company’s outstanding accounts receivables.

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

The following table summarizes breach revenue from contracts with customers for the period January 1, 2023, to August 3, 2022, (in thousands):

January 1, 2022, to August 3, 2022
Notification services	$8,386
Call center and monitoring services	55,692
Total breach services	$64,078

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

Contract Costs

During the period January 1, 2022, to August 3, 2022, the Company recognized $7.8 million of amortization expense of capitalized contract costs. Contract costs include fulfillment costs and costs to obtain contracts. There were no impairment losses recognized for the period January 1, 2022, to August 3, 2022.

Remaining Performance Obligations

Remaining performance obligations represent contracted revenue that has not been recognized, which include contract liabilities and amounts that will be billed and recognized as revenue in future periods. As of August 3, 2022, the Company had $86.6 million of remaining performance obligations. The approximate percentages expected to be recognized as revenue in the future are as follows (in thousands, except percentages):

	0-12 Months	13-24 Months	Over 24 Months	Total Remaining Performance Obligations
Breach services	98%	2%	0%	$85,932
Consumer membership services	100%	0%	0%	678
Total	98%	2%	0%	$86,610

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

6: Income Taxes

The income (loss) before income taxes is solely from domestic sources.

The provision for income taxes for the period January 1, 2022, to August 3, 2022, are as follows (in thousands):

January 1, 2022, to August 3, 2022
Federal	$1,645
State	361
Total current tax expense	2,006
Deferred tax benefit:
Federal	(1,129)
State	(225)
Total deferred tax benefit	(1,354)
Income tax expense	$652

The income tax provision differs from the amount computed by applying the statutory federal income tax rate of 21% to the loss before income tax as a result of the following differences (in thousands):

January 1, 2022, to August 3, 2022
Income taxes at statutory rate	$(43)
State income tax, net of federal benefit	(12)
Permanent items	4
Non-deductible transaction costs	625
Non-deductible convertible debt and warrant expense	150
Stock-based compensation	(145)
Tax credits	(25)
Loss of attributes	25
Uncertain tax positions	106
Other	(21)
Valuation allowance	(12)
Income tax expense	$652

The key differences resulting in income tax expense that differs from the statutory rate for the period January 1, 2022, to August 3, 2022, relate to the impact of non-deductible transaction costs and convertible debt and warrant expenses offset by the benefit of stock-based compensation.

The unrecognized tax benefits for uncertain tax positions were approximately $0.8 million as of August 3, 2022. Penalties and interest of $0.1 million have been accrued to expense as of August 3, 2022. The uncertain tax positions that are reasonably possible to decrease in the next twelve months are insignificant.

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

The Company recognized stock-based compensation in general and administrative expenses in the Consolidated Statements of Income. The amount of stock-based compensation expense the Company recognized was negligible for all periods presented. As of August 3, 2022, there was a negligible amount of future compensation that will be recognized from the remaining periods in 2022 through 2026. Stock-based compensation expense is expected to be recognized over a weighted average period of 3.06 years.

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
8: Earnings (Loss) per Share

Earnings (loss) Per Share (EPS) is calculated under the two-class method under which all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities based on their respective rights to receive dividends. Series A-1 and A-2 preferred stock are entitled to receive nonforfeitable dividends equivalent to the dividends paid to the holders of common stock; the preferred shares meet the definition of participating securities. The following table present the calculations of basic and diluted EPS for the period January 1, 2022, to August 3, 2022, (in thousands, except per share data):

January 1, 2022, to August 3, 2022
Net income (loss) applicable to common equity	$(857)
Less: undistributed earnings allocated to participating securities	—
Net income (loss) applicable to common stockholders	$(857)

Total weighted-average common shares outstanding	12,854,967
Net income (loss) per share, basic and diluted	$(0.07)

9: Related Party Transactions

The Company has a convertible debt loan due to several stockholders. The Company did not pay any loan fees or interest on the convertible debt loan to its stockholders for the period January 1, 2022, to August 3, 2022.

Additionally, the Company recognized $0.6 million in revenue from contracts with affiliates of minority stockholders and recognized $0.1 million in expense from contracts with affiliates of majority stockholders during the period January 1, 2022, to August 3, 2022. For the period January 1, 2022, to August 3, 2022, expense of $0.1 million was recorded in cost of services in the Consolidated Statements of Income.

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

The Company has entered into a non-cancelable purchase commitment of $58.9 million related to eleven months of outsourced credit monitoring services provided to the Company’s largest customer as of August 3, 2022. The amount and duration of this commitment is determined by the customer’s exercise of annual option periods.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures" as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively) have concluded that the Company's disclosure controls and procedures were effective as of January 31, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements or prevent or detect instances of fraud. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of January 31, 2024, using the criteria established in “Internal Control—Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2024.

Remediation of Previously Reported Material Weaknesses in Internal Control Over Financial Reporting

As previously reported in our Annual Report on Form 10-K for our fiscal year ended January 31, 2023, filed with the SEC on March 30, 2023, management identified material weaknesses in our internal controls over financial reporting based on the criteria and framework established in Internal Control-Integrated Framework (2013) issued by COSO for the fiscal year ended January 31, 2023. Based on this evaluation, management concluded there were material weaknesses, individually and in the aggregate, in internal controls over financial reporting in the control environment, risk assessment, and control activities COSO components:

•
The Company did not have adequate staffing resources to facilitate accurate financial reporting.
•
The Company did not perform a formal risk assessment, including the risk of fraud.
•
The Company did not design and retain contemporaneous documentation to evidence the implementation of controls, including the review of non-routine and complex transactions, reviews of third-party specialist work and information used in the operation of the control, and IT general controls.

Management with the participation of the Audit Committee, began the implementation of certain remediation measures in fiscal year 2023, including the following enhancements to the Company's controls over financial reporting:

•
Added a Corporate Controller and Director of SEC Reporting and Technical Accounting to the organization with sufficient technical accounting and reporting expertise;
•
Engaged third party experts to assist in analyzing and concluding on complex accounting matters;
•
Engaged external consultants to assist in our evaluation of more complex applications of US GAAP; and
•
Implemented a new accounting general ledger system with enhanced system controls and additional IT systems relevant to the preparation of our financial statements and controls over financial reporting.

Through testing of the Company's internal controls completed during the year ended January 31, 2024, management determined that the controls related to the remediation actions discussed above were effectively designed and operated effectively for a sufficient period of time to enable us to conclude that the material weaknesses have been remediated as of January 31, 2024.

Changes in Internal Control Over Financial Reporting

Other than the actions described above to remediate the material weaknesses relating to the Company's internal control over financial reporting, there was no change in internal control over financial reporting that occurred during the year ended January 31, 2024, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9b. Other Information

Insider Trader Arrangements

During the three months ended January 31, 2024, no directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to stockholders in connection with the Company's 2024 Annual Meeting of Stockholders. Such information is incorporated by reference.

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

Item 11. Executive Compensation

Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to stockholders in connection with the Company's 2024 Annual Meeting of Stockholders. Such information is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to stockholders in connection with the Company's 2024 Annual Meeting of Stockholders. Such information is incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement under the captions "Certain Relationships and Related Party Transactions" and "Director Independence" and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information with respect to this item may be found in the Company's definitive proxy statement to be delivered to stockholders in connection with the Company's 2024 Annual Meeting of Stockholders. Such information is incorporated by reference.

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

Item 16. Form 10–K Summary

None.

Exhibit Index

Exhibit Number	Description	Location
2.01†

Business Combination Agreement, dated as of December 17, 2021, by and among L&F Acquisition Corp., L&F Acquisition Holdings, LLC, ZF Merger Sub, Inc., IDX Merger Sub, Inc., IDX Forward Merger Sub, LLC, ZeroFox, Inc., and ID Experts Holdings, Inc.

Previously filed as Annex A to the Company's Registration Statement on Form S-4/A (File No. 333-262570), filed with the SEC on July 14, 2022
2.02††

Agreement and Plan of Merger, dated as of April 14, 2023, by and among ZeroFox Holdings, Inc., LGCS Acquisition Holdco, LLC, LGCS Holdco, Inc., LGCS Merger Sub, Inc., Lookingglass Cyber Solutions, Inc., and Glenn Rieger, soley in his capacity as Stockholders' Representative

Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-39722), filed with the SEC on April 14, 2023
3.01	Certificate of Incorporation of ZeroFox Holdings, Inc.	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-39722), filed with the SEC on August 9, 2022
3.02	Amended and Restated Bylaws of ZeroFox Holdings, Inc., as of December 6, 2022	Previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-39722), filed with the SEC on December 6, 2022
4.01	Specimen Warrant Certificate of L&F Acquisition Corp.	Previously filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1/A (File No. 333-249497), filed with the SEC on November 12, 2020
4.02	Warrant Agreement, dates November 24, 2020, by and between L&F Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent	Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 001-39722), filed with the SEC on November 23, 2020
4.03	Indenture dates as of August 3, 2022, by and between the Company and Wilmington Trust, National Association, as trustee	Previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K (File No. 001-39722), filed with the SEC on August 9, 2022
4.04	Form of 7.00%/8.75% Convertible Senior Cash/PIK Toggle Notes due 2025 (included in Exhibit 4.3)	Previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K (File No. 001-39722), filed with the SEC on August 9, 2022
4.05	Specimen Common Stock Certificate of ZeroFox Holdings, Inc.	Previously filed as Exhibit 4.6 to the Company's Registration Statement on Form S-4/A (File No. 333-262570), filed with the SEC on April 8, 2022

4.06	Description of Securities	Previously filed as Exhibit 4.06 to the Company's Annual Report on Form 10-K (File No. 001-39722), filed with the SEC on March 30, 2023
10.01	Form of Common Equity Subscription Agreement	Previously filed as Annex D to the Company's Registration Statement on Form S-4/A (File No. 333-262570), filed with the SEC on July 14, 2022
10.02	Form of Convertible Notes Subscription Agreement	Previously filed as Annex E to the Company's Registration Statement on Form S-4/A (File No. 333-262570), filed with the SEC on July 14, 2022
10.03

Second Amended and Restated Sponsor Support Letter Agreement dates as of January 31, 2022, by and among L&F Acquisition Corp., JAR Sponsor, LLC, ZeroFox, Inc., ID Experts Holdings, Inc., Albert Goldstein, Joseph Lieberman, Kurt Summers, and other individuals named therein

Previously filed as Annex F to the Company's Registration Statement on Form S-4/A (File No. 333-262570), filed with the SEC on July 14, 2022
10.04†	Amended and Restated Registration Rights Agreement, dated as of August 3, 2022, by and among ZeroFox Holdings, Inc. and the Stockholders Party Thereto	Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K (File No. 001-39722), filed with the SEC on August 9, 2022
10.05#	ZeroFox Holdings, Inc. 2022 Incentive Equity Plan	Previously filed as Annex H to the Company's Registration Statement on Form S-4/A (File No. 333-262570), filed with the SEC on July 14, 2022
10.06#	Form of Restricted Stock Unit Award under the ZeroFox Holdings, Inc. 2022 Incentive Equity Plan - Director Version	Previously filed as Exhibit 10.06 to the Company's Annual Report on Form 10-K (File No. 001-39722), filed with the SEC on March 30, 2023
10.07#	Form of Restricted Stock Unit Award under the ZeroFox Holdings, Inc. 2022 Incentive Equity Plan - Employee Version	Previously filed as Exhibit 10.07 to the Company's Annual Report on Form 10-K (File No. 001-39722), filed with the SEC on March 30, 2023
10.08#	ZeroFox Holdings, Inc. 2022 Employee Stock Purchase Plan	Previously filed as Annex I to the Company's Registration Statement on Form S-4/A (File No. 333-262570), filed with the SEC on July 14, 2022
10.09#	ID Experts Holdings, Inc. 2016 Stock Option and Grant Plan	Previously filed as Exhibit 99.03 to the Company's Registration Statement on Form S-8 (File No. 333-268337), filed with the SEC on November 11, 2022
10.10#	ID Experts Holdings, Inc. 2017 Equity Incentive Plan	Previously filed as Exhibit 99.04 to the Company's Registration Statement on Form S-8 (File No. 333-268337), filed with the SEC on November 11, 2022

10.11	Form of L&F Acquisition Corp. Indemnity Agreement	Previously filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1/A (File No. 333-249497), filed with the SEC on November 12, 2020
10.12#	Form of ZeroFox Holdings, Inc. Indemnification Agreement	Previously filed as Exhibit 10.8 to the Company's Current Report on Form 8-K (File No. 001-39722), filed with the SEC on August 9, 2022
10.13	Lease Agreement, dated February 27, 2016, by and between ZeroFox, Inc. and 1830 Charles Street LLC	Previously filed as Exhibit 10.13 to the Company's Registration Statement on Form S-4/A (File No. 333-262570), filed with the SEC on April 8, 2022
10.14	Amendment No. 1 Lease Agreement, dated March 1, 2021, by and between ZeroFox, Inc. and 1830 Charles Street LLC	Previously filed as Exhibit 10.14 to the Company's Registration Statement on Form S-4/A (File No. 333-262570), filed with the SEC on April 8, 2022
10.15	Amendment No. 2 Lease Agreement, dated April 21, 2023, by and between ZeroFox, Inc. and 1830 Charles Street LLC	Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-39722), filed with the SEC on April 24, 2023
10.16#	The ZeroFox, Inc. 2013 Equity Incentive Plan, as amended	Previously filed as Exhibit 10.17 to the Company's Registration Statement on Form S-4/A (File No. 333-262570), filed with the SEC on April 8, 2022
10.17#	Form of Option Grant Agreement under ZeroFox, Inc. 2013 Equity Incentive Plan	Previously filed as Exhibit 10.18 to the Company's Registration Statement on Form S-4/A (File No. 333-262570), filed with the SEC on April 8, 2022
10.18#	Form of Restricted Stock Grant Agreement under the ZeroFox, Inc. 2013 Equity Incentive Plan	Previously filed as Exhibit 10.19 to the Company's Registration Statement on Form S-4/A (File No. 333-262570), filed with the SEC on April 8, 2022
10.19

Letter Agreement, dated December 7, 2021, by and between ZeroFox, Inc. and Redline Capital Management S.A. acting on behalf and for the account of Redline Capital Fund Universal Instruments, a sub-fund of Redline Capital Fund, FCP-FIS

Previously filed as Exhibit 10.23 to the Company's Registration Statement on Form S-4/A (File No. 333-262570), filed with the SEC on April 8, 2022
10.20§	Contract (Order No. 24361819F0014) between U.S. Office of Personnel Management and Identity Theft Guard Solutions, LLC dated December 21, 2018	Previously filed as Exhibit 10.24 to the Company's Registration Statement on Form S-4/A (File No. 333-262570), filed with the SEC on July 1, 2022
10.21	Amendment P00010 dated March 29, 2022, to Contract (Order No. 24361819F0014) between U.S. Office of Personnel Management and Identity Theft Guard Solutions, LLC dated December 21, 2018	Previously filed as Exhibit 10.31 to the Company's Registration Statement on Form S-4/A (File No. 333-262570), filed with the SEC on April 8, 2022

10.22	Amendment P00014 dated September 20, 2022, to Contract (Order No. 24361819F0014) between U.S. Office of Personnel Management and Identity Theft Guard Solutions, LLC dated December 21, 2018	Previously filed as Exhibit 10.34 to the Company's Registration Statement on Form S-1 (File No. 333-267200), filed with the SEC on September 27, 2022
10.23†††*	Contract (Order No. 24322624F0016) between U.S. Office of Personnel Management and Identity Theft Guard Solutions, LLC dated December 27, 2023
10.24	Registration Rights Agreement, dated as of August 3, 2022, by and among ZeroFox Holdings, Inc. and the Holders of the Notes party thereto	Previously filed as Exhibit 10.27 to the Company's Current Report on Form 8-K (File No. 001-39722), filed with the SEC on August 9, 2022
10.25†	Loan and Security Agreement dated as of January 7, 2021, by and among Stifel Bank, ZeroFox, Inc., and certain guarantor subsidiaries party thereto	Previously filed as Exhibit 10.28 to the Company's Current Report on Form 8-K (File No. 001-39722), filed with the SEC on August 9, 2022
10.26†	First Amendment and Joinder to Loan and Security Agreement dated as of June 7, 2021	Previously filed as Exhibit 10.29 to the Company's Current Report on Form 8-K (File No. 001-39722), filed with the SEC on August 9, 2022
10.27	Second Amendment and Waiver to Loan and Security Agreement dated as of December 8, 2021	Previously filed as Exhibit 10.30 to the Company's Current Report on Form 8-K (File No. 001-39722), filed with the SEC on August 9, 2022
10.28	Third Amendment to Loan and Security Agreement dated as of December 16, 2021	Previously filed as Exhibit 10.31 to the Company's Current Report on Form 8-K (File No. 001-39722), filed with the SEC on August 9, 2022
10.29	Fourth Amendment to Loan and Security Agreement dates as of February 10, 2022	Previously filed as Exhibit 10.32 to the Company's Current Report on Form 8-K (File No. 001-39722), filed with the SEC on August 9, 2022
10.30	Fifth Amendment to Loan and Security Agreement dated as of August 3, 2022	Previously filed as Exhibit 10.33 to the Company's Current Report on Form 8-K (File No. 001-39722), filed with the SEC on August 9, 2022
10.31	Sixth Amendment and Joinder to Loan and Security Agreement dated as of October 6, 2022	Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-39722), filed with the SEC on December 14, 2022

10.32

Seventh Amendment to Loan and Security Agreement dated as of April 21, 2023, by and among Stifel Bank, ZeroFox, Inc., as borrower, and ZeroFox Holdings, Inc. and certain subsidiaries as guarantor parties thereto

Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-39722), filed with the SEC on April 24, 2023
10.33	Eighth Amendment and Joinder to Loan and Security Agreement dated as of May 31, 2023	Previously filed as Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q (File No. 001-39722), filed with the SEC on June 9, 2023
10.34#	ZeroFox Holdings, Inc. 2023 Executive Incentive Plan	Previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K (File No. 001-39722), filed with the SEC on March 30, 2023
10.35#	Employment Agreement, dated January 18, 2023, between ZeroFox Holdings, Inc. and James C. Foster	Previously filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K (File No. 001-39722), filed with the SEC on March 30, 2023
10.36#	Employment Agreement, dated January 18, 2023, between ZeroFox Holdings, Inc. and Kevin T. Reardon	Previously filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K (File No. 001-39722), filed with the SEC on March 30, 2023
10.37#	Employment Agreement, dated January 18, 2023, between ZeroFox Holdings, Inc. and Timothy S. Bender	Previously filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K (File No. 001-39722), filed with the SEC on March 30, 2023
10.38#	Employment Agreement, dated January 18, 2023, between ZeroFox Holdings, Inc. and Michael Price	Previously filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K (File No. 001-39722), filed with the SEC on March 30, 2023
10.39#	Employment Agreement, dated January 18, 2023, between ZeroFox Holdings, Inc. and John R. Prestridge, III	Previously filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K (File No. 001-39722), filed with the SEC on March 30, 2023
10.40#	Employment Agreement, dated January 18, 2023, between ZeroFox Holdings, Inc. and Scott O'Rourke	Previously filed as Exhibit 10.35 to the Company's Annual Report on Form 10-K (File No. 001-39722), filed with the SEC on March 30, 2023
10.41#	Employment Agreement, dated January 18, 2023, between ZeroFox Holdings, Inc. and Thomas P. FitzGerald	Previously filed as Exhibit 10.36 to the Company's Annual Report on Form 10-K (File No. 001-39722), filed with the SEC on March 30, 2023
10.42#	Employment Agreement between Identity Theft Guard Solutions, Inc. and Thomas F. Kelly, dated August 9, 2017	Previously filed as Exhibit 10.26 to the Company's Registration Statement on Form S-4 (File No. 333-262570), filed with the SEC on February 7, 2022
10.43#	Amendment No. 1 to Employment Agreement between Identity Theft Guard Solutions, Inc. and Thomas F. Kelly, dated May 21, 2020	Previously filed as Exhibit 10.27 to the Company's Registration Statement on Form S-4 (File No. 333-262570), filed with the SEC on February 7, 2022

10.44#	Amendment No. 2 to Employment Agreement between Identity Theft Guard Solutions, Inc. and Thomas F. Kelly, dated August 25, 2021	Previously filed as Exhibit 10.28 to the Company's Registration Statement on Form S-4 (File No. 333-262570), filed with the SEC on February 7, 2022
10.45#	Amendment No. 3 to Employment Agreement between Identity Theft Guard Solutions, Inc. and Thomas F. Kelly, dated November 3, 2021	Previously filed as Exhibit 10.29 to the Company's Registration Statement on Form S-4 (File No. 333-262570), filed with the SEC on February 7, 2022
10.46#	Amendment No. 4 to Employment Agreement between Identity Theft Guard Solutions, Inc. and Thomas F. Kelly, dated December 17, 2021	Previously filed as Exhibit 10.30 to the Company's Registration Statement on Form S-4 (File No. 333-262570), filed with the SEC on February 7, 2022
21.01*	List of subsidiaries of the Company
23.01*	Consent of Deloitte & Touche LLP, independent registered public accounting firm of ID Experts Holdings, Inc.
23.02*	Consent of Deloitte & Touche LLP, independent registered public accounting firm of ZeroFox Holdings, Inc.
24.01*	Power of Attorney (included on signature page to this Annual Report on Form 10-K)
31.01*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02**	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.01*	ZeroFox Holdings, Inc. Clawback Policy
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management or compensatory plan.
†

Certain of the exhibits or schedules to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

††

Certain portions of this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally an unredacted copy of the Exhibit to the SEC upon its request.

†††	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The registrant agrees to furnish a copy of the unredacted exhibit to the SEC upon its request.
§	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(a)(6).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in the City of Baltimore, State of Maryland on March 15, 2024.

ZEROFOX HOLDINGS, INC.

Date: March 15, 2024	By:	/s/ James C. Foster
	Name:	James C. Foster
	Title:	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

Date: March 15, 2024	By:	/s/ Timothy S. Bender
	Name:	Timothy S. Bender
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

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

Name	Title	Date

/s/ James C. Foster James C. Foster	Chief Executive Officer, Chairman of the Board (Principal Executive Officer)	March 15, 2024

/s/ Timothy S. Bender Timothy S. Bender	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2024

/s/ Adam Gerchen Adam Gerchen	Director	March 15, 2024

/s/ Todd P. Headley Todd P. Headley	Director	March 15, 2024

/s/ Thomas F. Kelly Thomas F. Kelly	Director	March 15, 2024

/s/ Samskriti King Samskriti King	Director	March 15, 2024

/s/ Paul Hooper Paul Hooper	Director	March 15, 2024

/s/ Teresa H. Shea Teresa H. Shea	Director	March 15, 2024

/s/ Barbara Stewart Barbara Stewart	Director	March 15, 2024